Form 10KSB
period 1996-09-30
BENTHOS INC
filed 1996-12-30
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                      -----------------------------------

                                  FORM 10-KSB

(Mark One)

[X]    Annual Report Under Section 13 of 15(d) of the Securities Exchange Act of
       1934
          (Fee Required)


                  For the Fiscal Year Ended September 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          (No Fee Required)
          For the transitional period from                  to
                                           ----------------    ---------------

Commission File No. 0-28932


                                 BENTHOS, INC.
-------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


                  Massachusetts                        04-2381876
-------------------------------------------------------------------------------
        (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)           Identification No.)


49 Edgerton Drive, Falmouth, Massachusetts                02556
--------------------------------------------      ---------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 508-563-1000
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


     Securities to be registered under Section 12(b) of the Act:


Title of Each Class                       Name of Each Exchange on
so Registered                             Which Each Class is to be to be
                                          Registered

         None

     Securities to be registered under Section 12(g) of the Act:

                        Common Stock, $.0667 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---


Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X]

The registrant had total operating revenues of $11,723,000 for its most recent fiscal year ended September 30, 1996.

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the average bid and asked prices of such stock, as of December 20, 1996, based on the closing price for the stock on such date as reported on the OTC Bulletin Board of $20.50 was $10,606,843. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            806,560 Shares of Common Stock, as of December 23, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index


Transitional Small Business Issuer Format (check one):

Yes            No  x
    ---           ---

     This report contains forward-looking statements which involve certain risks and uncertainties. See Item 6, "Management's Discussion and Analysis -- Forward-Looking Information" herein. Actual results and events may differ from those discussed in the forward-looking statements.

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Benthos, Inc. (the "Company") was founded in 1962 to act as a supplier of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 34 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division.

     During the last three years, the Company has been going through a period of marketing and product transition. From 1962 to 1993 the Company's sales were primarily in the Undersea Systems Division, predominantly to educational, governmental and research institutions. During 1994 and 1995, the sales in these markets declined as government funding for these institutions was reduced primarily as a result of a decrease in governmental expenditures for military and scientific purposes. On the other hand, the sales of the Container Inspection Systems Division increased by 104% from $3,071,000 in fiscal 1994 to $6,255,000 in fiscal 1996. Recent growth in the Container Inspection Systems Division has been spurred in large part by the sale of equipment to the North American brewery industry. See Item 2, "Management's Discussion and Analysis" herein.

     The Company's wholly-owned subsidiary, Benthos International, Inc. acts as a foreign sales corporation (FSC) for the Company's foreign sales. It has no substantial assets, liabilities or income.

Undersea Systems Division

     The Company's Undersea Systems Division designs, develops, manufactures and sells products and services used in oceanographic and undersea environments.
The markets for these products include the oceanographic research community (research institutions, universities, government agencies and similar organizations). Certain products are also sold to the oil industry (for offshore oil and gas exploration) and the nuclear power industry. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, imaging systems (including video, 35mm and digital still cameras), hydrophones used for geophysical exploration and sound detection, remotely operated vehicles for inspection and light work tasks and glass flotation products used to house instruments and to provide buoyancy. The Company's undersea products are generally marketed under the trade name "Benthos."

Container Inspection Systems Division

     The Company's Container Inspection Systems Division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical and beverage industries. The customers for these systems include manufacturers of food, beverages and pharmaceuticals packaged in bottles, cans, glass jars, plastic containers and assorted vacuum packages with metal and plastic caps. These systems are marketed under the trade name "TapTone." TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal
integrity, low or high pressure, and similar packaging defects.   TapTone
systems may be used on-line as continuous inspection systems that operate at production speeds or as off-line inspection systems to periodically validate package integrity.

1.   Principal Products

Undersea Systems

     The Company's undersea products are divided into five distinct product groups as follows:

     a.   Acoustics

     The Acoustics product group includes transponders, acoustic releases and companion deck control systems. Transponders are used to transmit and receive acoustic signals underwater for the purposes of determining location, navigation, or sending and receiving data. These products are used for scientific research, salvage and ship positioning operations. Both expendable and recoverable products are manufactured. The transponder line includes low cost versions that transmit a limited signal selection in response to a command received, as well as more sophisticated versions that can be programmed to transmit a wide variety of functions in response to received commands. Transponders are monitored by and communicate with companion deck units which are typically located on board a ship.

     Acoustic releases are sound-operated devices that will anchor underwater products in place and will release those products, allowing them to float to the surface, in response to an acoustic command signal transmitted from the surface. The acoustic release product line includes both deep water (up to 12,000 meters), heavy duty releases as well as recently introduced shallow water (up to 600 meters), light duty, low cost releases. Releases may be operated with companion deck control units.

     b.   Hydrophones

     Hydrophones are underwater sensors designed to produce an output signal in response to an acoustic pressure signal. They can be thought of as underwater microphones. The Company's hydrophone products are typically used in the offshore oil and gas exploration industry, where they listen to acoustic sound waves generated by the reflections of an acoustic signal as it bounces off of the various geological layers beneath the ocean floor. These data are used to generate information about the geological structure beneath the ocean as a means of locating promising oil and gas exploration sites. The Company's hydrophone product line is also used in military applications to listen for and detect submarines and other vessels under and on the surface of the ocean. Hydrophones may also be sold to research institutions for various applications such as listening to marine animals.

     The Company's hydrophone product line includes sophisticated versions that offer high sensitivity and can operate at great depth without significant variation in response, as well as low cost hydrophones for the seismic research industry that are produced in high production volumes. The Company's hydrophone products may be used with companion amplifiers that convert the electrical signals to usable formats and they may be integrated into arrays, which are groupings of hydrophones assembled together in long tubes for the purpose of added acoustic sensitivity and for listening to acoustic signals over a long distance.

     c.   Imaging

     The Imaging product group consists of a line of cameras that are packaged in enclosures that allow them to operate at varying depths underwater. The Company's capabilities include still cameras (typically 35 mm), video cameras, and recently introduced digital still cameras that can capture an image comprised of digital data for transmission to the surface and subsequent processing by software. The Company also sells companion underwater camera flashes.

     The Company's imaging products are used in research to photograph underwater wildlife and geological formations. Imaging products are also used in the commercial market to photograph underwater structures, such as oil rigs and shipwrecks, for the purposes of inspection. Imaging products are also employed in military applications to remotely inspect underwater objects such as mines.

     d.   Remotely Operated Vehicles (ROVs)

     ROVs are unmanned underwater vehicles that are controlled from the surface by a skilled operator. The Company's ROV product line includes a number of specialized designs that are aimed at specific markets. These markets include the research sector, where ROVs may be used as a camera delivery system for visual documentation and inspection. ROVs are also sold to the nuclear power industry, where they are used to perform inspections and light work tasks in radioactive cooling water pools, and to the military sector, where they may be used for remote inspection and to retrieve or deliver objects. The Company's ROV products are also used for sewer and pipeline inspection. ROV systems are occasionally used by the entertainment industry.

     e.   Glass Flotation

     The Company manufactures a line of glass spheres that are used to provide buoyancy to underwater products and systems and may be used to house underwater instruments and electronics, such as transponders. Glass spheres are offered in three sizes depending on the individual requirements of buoyancy and/or housing size. The Company also customizes its glass spheres for individual customer requirements by providing various penetrations, machined surfaces and electrical connectors. The Company pressure tests all of its glass sphere products in order to insure successful operation at desired depths. Glass spheres are normally provided with companion plastic "hard hats" that allow for protection of the glass from breakage and for safe transport.

Container Inspection Systems

     The Company's container inspection systems are used to inspect bottles, cans and similar packages for a variety of defects. The TapTone product line includes the following:

     a.   TapTone II Pressure/Vacuum Discriminator

     TapTone II uses acoustic technology to test for acceptable levels of pressure or vacuum in containers that have metal closures and/or are metallic themselves (such as beverage cans, glass bottles with metal crowns, and conventional steel cans). These data are used to determine if the tested package meets preset quality acceptance criteria. TapTone II is used for a variety of food processing and beverage applications and its principal market is the brewing and beverage industry. The TapTone II system is an on-line, high speed inspection system designed to test 100% of produced products and to reject containers that are determined to be defective. A typical TapTone II system consists of a sensor assembly, an electronic control and display unit, and a rejector for removing defective containers from the production line. TapTone II is also available in a case configuration which incorporates multiple sensors for testing products that have been packaged in sealed cases.

     b.   Tracker

     The Tracker system uses a proximity sensor to measure the deflection of the metal lid on a container. These data are used to determine if the container meets preset quality acceptance criteria based upon lid deflection and its correlation with the pressure or vacuum inside the container. Tracker systems
are normally used on beverage cans and conventional steel cans.   Tracker
systems are on-line, high speed inspection systems designed to test 100% of produced product, rejecting containers that are determined to be defective. A typical Tracker system consists of a sensor assembly, an electronic control and display unit, and a rejector for removing defective containers from the production line. Tracker systems are also available in a case configuration that incorporates multiple proximity sensors for testing products that have been packaged in sealed cases.

     c.   Turbo Tracker

     The Turbo Tracker uses digital signal processing to enhance the accuracy and performance of the Tracker system, allowing the system to test a wider variety of containers. The Turbo Tracker system is also available in a case configuration.

     d.   Laser Tracker

     The Laser Tracker system is similar to the Tracker system except that it uses a laser beam to measure closure deflection on a container with a non-metallic lid or closure. These data are correlated with pressure inside the container and are used to determine container quality based upon preset criteria.

     e.   Squeezer System

     The Squeezer system mechanically deforms a resilient container with a preset force. These data are used to determine if the container is leaking based upon preset criteria. Squeezer systems are typically used on squeezable packages, such as plastic bottles, jugs, and pouches.

2.   Distribution and Marketing Methods

     The Undersea Systems Division and the Container Inspection Systems Division market their products through an international network of independent sales representatives and distributors. Sales representatives and distributors are located in North America, South America, Europe, the Far East, Africa and Australia. Domestic and international customers may also order the Company's products directly from its headquarters in Massachusetts. Both divisions of the Company participate in a number of trade shows and exhibitions around the world. The Company also maintains an internal staff of trained sales and marketing personnel with experience and expertise in the markets served by the Company.

3.   New Products

     The Company continually invests in new product development. Since October 1993, the Undersea Systems Division has introduced a digital still camera, a shallow water acoustic release, and a low cost Reduced Diameter Array ("RDA") seismic hydrophone. During that period, the Container Inspection Systems Division introduced the Turbo Tracker and the Laser Tracker.

4.   Competition

     Undersea Systems Division

     The Company competes with a variety of larger and smaller companies in each of its product sectors. The Company's policy is to compete based upon technical superiority and quality. In some product categories, such as glass flotation, the Company believes that it has a majority share of the market. In the hydrophone and ROV product groups, the Company has a minority market share and competes with larger companies, such as Teledyne, that have significantly more resources than the Company. In the acoustics and imaging product groups, the Company competes with a variety of domestic and foreign competitors that are generally of the same approximate size as the Company.

     Container Inspection Systems Division

     The majority of the competition for the Container Inspection Systems Division is European-based. In general, these competitors are larger and offer a broader product range than the Company. There are also three significant domestic competitors, two of which are larger companies similar in size and product breadth to the European competitors. The Company believes that it does not have any significant competition in the market for leak detection in glass bottles with metal caps. The Company's policy is to compete by offering technically advanced, innovative products that feature better performance than those offered by competitors.

5.   Sources and Availability of Raw Materials

     The products of both divisions generally utilize mechanical and electrical components that are readily available from a wide variety of domestic and foreign vendors. In certain cases, the Company produces components internally, utilizing its labor force and machine shop capability. Some components are specially designed for specific products and are purchased from a single vendor. A ceramic component that is used in the seismic hydrophone product is purchased from a single vendor, Motorola Corp., although the Company believes that there are other vendors that possess the capability to provide a replacement component. The Company's glass flotation products are also purchased from a single vendor, Holophane Corp., although similar products could be obtained from other vendors. The Company has not experienced any problems with the supply of its raw materials and it believes that its sources of supply are adequate for its present and future requirements.

6.   Dependence on Major Customers.

     Although the Company has a number of major customers, during fiscal 1996, no one customer represented more than 10% of the Company's total revenue.

7.   Patents, Trademarks and Other Agreements

     The Company possesses several patents pertaining to the design and manufacture of its products. Several names utilized by the Company are also trademarked. It is the Company's policy to seek patent protection on products and designs that it considers important to its future. However, the Company believes that quality and technical superiority, rather than patent protection, are the most important criteria for its future success.

     The Company does not license any of its patents or designs to others at this time. The Company is currently a licensee under a non-exclusive license pertaining to the design of its seismic hydrophone product from The Penn State Research Foundation.

8.   Government Approvals and Contracts

     There are no government approvals required for any of the products currently manufactured by the Company. Certain products of the Undersea Systems Division cannot be sold to certain countries under U.S. export controls. The Company does not anticipate that these export restrictions will be removed in the near future.

     During fiscal 1996, approximately 10% of the sales of the Undersea Systems Division were derived from military procurement contracts, particularly contracts with the U.S. Navy. Accordingly, these revenues will continue to be subject to the risks of changes in government appropriations and changes in national defense policies and priorities. There can be no assurance that the U.S. Navy will continue to purchase the Company's products.

9.   Effect of Government Regulations

     The Company is not aware of any government regulations or pending legislation that would affect the future sale of its products.

10.  Research and Development

     The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $914,000, $598,000, and $665,000 for the fiscal years ended September 30, 1994, 1995, and 1996 respectively. In addition, the Company has an ongoing technical consulting agreement with William
D. McElroy, an expert in undersea acoustics.

11.  Environmental Protection Regulations

     The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.  Employees

     As of September 30, 1996, the Company employed 64 full-time individuals, 14 of whom were engaged in research and development, 27 in manufacturing and 23 in sales, marketing and administrative positions. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns its corporate offices in North Falmouth, Massachusetts, which consist of 35,000 square feet of office and light industrial manufacturing space in two single-story, industrial buildings on a 34 acre rural setting. The Undersea Systems Division and the Container Inspection Systems Division are housed in separate facilities, each with its own dedicated engineering, manufacturing, testing and sales administration staff. All facilities have been recently modernized and are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter and is listed on the OTC Bulletin Board under the symbol BTHS. The Company has applied for listing of its Common Stock on the Nasdaq SmallCap market.

     The following table sets forth the high and low bid information for the Company's Common Stock on the OTC Bulletin Board for the periods shown. Said quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


Quarter Ended               High    Low

     December 31, 1993     $ 3.50  $ 2.75
     March 31, 1994          3.50    2.00
     June 30, 1994           2.75    1.50
     September 30, 1994      2.25    1.50
     December 31, 1994       2.50    1.75
     March 31, 1995          3.75    1.50
     June 30, 1995           5.25    1.88
     September 30, 1995      7.25    5.25
     December 31, 1995       7.25    3.50
     March 31, 1996          7.50    4.25
     June 30, 1996          16.00    6.00
     September 30, 1996     16.00   14.00

     As of December 23, 1996, there were approximately 310 holders of record of the Company's Common Stock.

     The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     The Company was founded in 1962 to act as a supplier of oceanographic products. Over the last 34 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division. The Container Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

     The Company has been going through a period of marketing and product transition during the past three years. Prior to 1993 the Company's sales were primarily in the Undersea Systems Division, predominantly to educational, governmental and research institutions. During fiscal 1994 and 1995, the sales in these markets declined as government funding for these institutions was
reduced.   During the same period, the sales of the Container Inspection Systems
Division increased by 104%, from $3,071,000 in fiscal 1994 to $6,255,000 in fiscal 1996. Recent growth in the Container Inspection Systems Division is the result of increased penetration of the domestic and international brewery industries as well as increased acceptance of the Company's products in the food and beverage industry segments.

Results of Operations

     The following table presents, for the periods indicated, certain consolidated statements of income data.

                                      Year Ended
                                     September 30
                              ---------------------------
                               1994      1995      1996
                              ------  ----------  -------
                                    (In Thousands)
Net Sales                     $9,506      $8,014  $11,723

Cost of sales                  4,815       4,033    5,392
                              ------      ------  -------

Gross profit                   4,691       3,981    6,331

Operating expenses:
  Selling, general and
   administrative              3,415       3,010    3,733
  Research and development       914         598      665
                              ------      ------  -------
Total operating expenses       4,329       3,608    4,398

Operating income                 362         373    1,933
Interest expense, net             90         125       96
                              ------      ------  -------
Income before income taxes       272         248    1,837

Provision for income taxes        67          86      666
                              ------      ------  -------

Net income                    $  205      $  162  $ 1,171
                              ======      ======  =======

  The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to total sales.

                                      Year Ended
                                     September 30,
                              ---------------------------
                               1994      1995       1996
                              ------  -----------  ------

Net sales                     100.0%       100.0%  100.0%

Cost of sales                  50.7         50.3    46.0
                              -----        -----   -----

Gross profit                   49.3         49.7    54.0

Operating expenses:
  Selling, general and
   administrative              35.9         37.6    31.8
  Research and development      9.6          7.5     5.7
                              -----        -----   -----

Total operating expenses       45.5         45.1    37.5
                              -----        -----   -----

Operating income                3.8          4.6    16.5
Interest expense, net           0.9          1.5     0.8
                              -----        -----   -----
Income before income taxes      2.9          3.1    15.7
Provision for income taxes      0.7          1.1     5.7
                              -----        -----   -----

Net income                      2.2%         2.0%   10.0%
                              =====        =====   =====

Years Ended September 30, 1996 and 1995

Sales. Total sales increased by 46.3% to $11,723,000 at the end of fiscal year 1996 as compared to $8,014,000 at the end of fiscal year 1995. Sales of the Container Inspection Systems Division increased by 71.7% to $6,255,000 for fiscal year 1996 as compared to $3,643,000 for fiscal 1995. This increase was attributable to increased sales in the domestic and international brewing industries, continued penetration of the food and beverage market segments and an overall improvement in the Company's international sales markets. Sales of the Undersea Systems Division increased by 25.1% to $5,468,000 for fiscal year 1996 as compared to $4,371,000 for fiscal year 1995. The increase in oceanographic products sales was the result of increased shipments of hydrophones used for off shore oil exploration as well as an increase in sales of the newly released Digital Still Camera (DSC) and the EROV remote operated vehicle used in nuclear reactor inspections.

Gross Profit. Gross profit increased by 59.0% to $6,331,000 for fiscal year 1996 as compared to $3,981,000 for fiscal year 1995. As a percentage of sales, gross profit increased to 54.0% of sales for fiscal year 1996 as compared to 49.7% for fiscal year 1995. The increase in gross profit was attributable to increased sales contribution of the products of the Container Inspection Division, which characteristically have a higher gross profit margin, as well as the overall sales volume increase of 46.3% and the related overhead efficiencies related to that increased volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 24.0% to $3,733,000 for fiscal year 1996 as compared to $3,010,000 for fiscal year 1995. Overall, total expenses increased primarily as a result of the increased selling expenses resulting from the increased sales volume. As a percentage of sales, selling, general and administrative expenses decreased to 31.6% of sales for fiscal year 1996 as compared to 37.6% of sales for fiscal year 1995. This decrease was attributable to the increased sales volume that did not require additional general and administrative support.

Research and Development Expenses. Research and development expenses increased 11.2% to $665,000 for fiscal year 1996 as compared to $598,000 for fiscal year 1995. As a percentage of sales, research and development expenses decreased to 5.7% of sales for fiscal year 1996 as compared to 7.5% of sales for fiscal year 1995. The decrease was attributable to the increase in sales levels as well as a reassessment of the Company's research and development expenses to enable the Company to take advantage of its current technological lead in the container inspection product line.

Interest Expense. Interest expense, net, decreased by 23.2% to $96,000 for fiscal year 1996 as compared to $125,000 for fiscal year 1995. The decrease was attributable to a reduced level of borrowings during the period, improved cash flow resulting from the increased sales volume, and an increase in interest income.

Years Ended September 30, 1995 and 1994

     Sales. Total sales decreased 15.7% to $8,014,000 for fiscal 1995 from $9,506,000 for fiscal 1994. Sales within the Container Inspection Systems Division increased 18.6% to $3,643,000 for fiscal 1995 from $3,071,000 for fiscal 1994. The increase was attributable primarily to the sale of the TapTone II inspection system into the brewery market. Container Inspection Division sales represented 45.5% of total Company sales. Sales of the Undersea Systems Division decreased 32.1% to $4,371,000 for fiscal 1995 from $6,435,000 for fiscal 1994. The decrease in the Undersea Systems Division sales was representative of an overall global softening of this market. Oil prices remained low which limited exploration activities. Government funded research and defense- related programs were also drastically cut.

     Gross Profit. Gross profit for fiscal 1995 decreased 15.1% to $3,981,000 from $4,691,000 for fiscal 1994. As a percentage of sales, the gross profit increased slightly to 49.7% for fiscal 1995 compared to 49.3% for fiscal 1994. The Container Inspection Systems Division's contribution to gross profit increased for the same period for fiscal 1995 compared to fiscal 1994 and the undersea systems division's contribution decreased for the same period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.9% to $3,010,000 for fiscal 1995 from $3,415,000 for fiscal 1994. This decrease was attributable to the reduction in direct sales commissions and general and administrative expenses.

     Research and Development Expenses. Research and development expenses decreased 34.6% to $598,000 for fiscal 1995 from $914,000 for fiscal 1994. The decrease in research and development expenses was attributable to the reduced staffing in robotics and the delay of some development projects.

     Interest Expense, Net. Interest expense, net, increased 38.9% to $125,000 for fiscal 1995 from $90,000 for fiscal 1994. This increase was attributable to the increased borrowing under the Company's line of credit.

Liquidity and Capital Resources

     The Company's principal capital requirement is to provide working capital to support its growth. The Company has short-term financing available under a $1,500,000 line of credit facility with a local bank.

     As of September 30, 1996, the Company had cash and cash equivalents of approximately $751,000 as compared to a balance of $17,000 on September 30, 1995. Operating income for the fiscal year ended September 30, 1996 was $1,932,689 as compared to $372,983 for the fiscal year ended September 30, 1995. Accounts receivable increased by $522,843 mainly as a result of increased sales volume. Inventories increased by $658,675 in order to support the higher order and sales volumes. Deferred tax assets increased by $231,000 as additional temporary differences occurred relating to the increased profitability in fiscal year 1996. Demand note payable decreased by $275,000 as the need for borrowing was minimized by the strong cash flow of the business in fiscal 1996. Accounts payable increased by $100,671 because of the additional purchases of materials to support the higher sales volume and improved cash management. Net cash provided by operating activities increased to $1,544,740 for fiscal year 1996 as compared to $346,412 for fiscal 1995.

     In the fiscal year ended September 30, 1996, the Company used cash of $567,047 for investing activities. Of this total, $528,175 was used to purchase property, plant, and equipment. The remaining $38,872 represented expenditures for patents, trademarks, and other assets.

     Cash used in financing activities for the fiscal year ended September 30, 1996 was $243,797. Included in this was the purchase of treasury stock for $92,232, sale of treasury stock to the ESOP of $6,884, and $172,949 realized from the exercise of stock options - including the tax benefit. The Company used $275,000 to pay down its short term line of credit in 1996. Payments of $56,398 were made by the Company on its long term debt in 1996.

     The Company has a line of credit for $1,500,000 which is collateralized by the assets of the Company. As of September 30, 1996, the Company had no outstanding advances against the line of credit. The Company also has a mortgage on its office and manufacturing facilities as detailed in Note 3 to Consolidated Financial Statements.

     The Company believes that existing cash balances, current line of credit arrangement and cash anticipated to be generated from operations will be sufficient to finance the Company's operations for the next twelve months. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

Prospects for the Future

Undersea Systems Division

     The Undersea Systems Division continues to focus its efforts on developing commercial markets such as the offshore oil and gas exploration market and the nuclear inspection market. The Company believes that a number of its products, such as hydrophones, are well positioned to take advantage of technological trends in these markets. Many of these markets, such as oil and gas exploration, are cyclical in nature and subject to changes in domestic and international economics. It is reasonable to expect that the Company's participation in these markets will be affected by these periodic business cycles.

     The Company believes that the decline in U.S. Government and military spending has reached its bottom. It is possible, however, that further declines will be experienced or that future spending will continue at its present depressed levels. It is also possible, however, that U.S. Government spending will increase in the future, especially in the areas of offshore mineral exploration and environmental research. The Company also believes that future U.S. military expenditures for undersea products will increase in order to maintain established fleet capabilities.

     The Company is not aware of any trends or changes in market characteristics for the markets served by its undersea products which would adversely affect either sales or gross profits.

Container Inspection Systems Division

     The industries served by the Container Inspection Systems Division continue to be interested in improving process and quality control. Increased competition within these industries, as well as increased product liability exposure and an effort to improve operating yields and lower costs, have led to an increase in capital spending for products and systems that help improve quality and process control. These trends are favorable for the Company's TapTone products and the Company expects these market characteristics to continue in the future.

     The Container Inspection Systems Division competes with a number of domestic and international competitors. It is possible that increased competitive pressures will be experienced in the future, affecting both sales and gross profits. The Company is not aware of any technological trends that would adversely affect the sales of its products within the industry segments served by its Container Inspection Systems Division.

Profit Margins

Overall

     Overall profit margins on the Company's products are influenced by the relative mix of sales between the Undersea Systems Division and the Container Inspection Systems Division. For fiscal year ended September 30, 1996, sales of the Container Inspection Systems Division increased to 53% of total Company sales as compared to 46% for the prior fiscal year. This resulted in an overall gross profit for the Company of 54.0% for the fiscal year ended September 30, 1996 as compared to 49.7% for the fiscal year ended September 30, 1995.

Undersea Systems Division

     Profit Margins on Undersea Systems Division products range from approximately 30% for certain imaging systems products to more than 50% for certain glass flotation products. Hydrophone products have gross profit margins ranging between approximately 30% to 45%. The Company expects that the overall sales mix of its undersea products will shift slightly in the future due to increased sales of hydrophone products to the offshore oil and gas market. The Company does not expect this sales mix to adversely affect overall profit margins. It is possible that increased competition will result in lower realized selling prices for certain products, especially hydrophones, resulting in reductions in product profit margins. The Company is not aware of other trends or competitive pressures that would adversely affect either product mix or gross profit margin within its glass flotation, imaging, ROV and acoustic product lines.

Container Inspection Systems Division

     Profit margins on Container Inspection Systems Division products range between approximately 45% and 65%. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. It is possible that increased competition will result in an overall reduction of selling prices and associated profit margins. The Company is not aware of any technological trends or marketplace trends which would adversely affect gross margins on these product lines.

Forward-Looking Information

     This report contains certain forward-looking statements and information relating to the Company which are based upon the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company's management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-15 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current directors and executive officers of the Company are as follows:

Name                              Age    Position

    Samuel O. Raymond             67     Chief Scientist and Chairman of the
                                         Board of Directors

    John L. Coughlin              44     President and Chief Executive Officer,
                                         Treasurer and Director

    A. Theodore Mollegen, Jr.     59     Director

    Thurman F. Naylor             76     Director

    Stephen D. Fantone            43     Director

     The Company's board of directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. The first class, consisting of Mr. Coughlin, is eligible for re-election at the 1997 annual meeting; the second class, consisting of Mr. Mollegen and Dr. Fantone, is eligible for re-election at the 1998 annual meeting; the third class, consisting of Messrs. Raymond and Naylor, is eligible for re-election at the 1999 annual meeting.

     The following information is provided with respect to the business experience of each director and executive officer of the Company:

     Mr. Raymond founded the Company in 1962 and served as its President for twenty years. He previously served as Chairman of the Board from 1965-1982 and has been the current Chairman since 1989. Mr. Raymond served as the President and Chief Executive Officer of the Company from June 1995 to April 1996. Mr. Raymond has served as a director of the Company since 1965. Mr. Raymond has a B.S. in Mechanical Engineering from M.I.T. and was instrumental in the development and marketing of many of the Company's original products in both the Undersea Systems Division and the Container Inspection Systems Division.

     Mr. Coughlin has served as President, Chief Executive Officer and a director of the Company since April 1996 and as Treasurer since October, 1996. Prior to joining the Company, he was President (1993-1996) and Vice President of Sales and Marketing (1990-1993) of Dynisco Instruments, an operating division of Dynisco, Inc., a wholly owned subsidiary of Berwind Industries. Dynisco Instruments is a manufacturer of pressure and temperature measurement products for the plastics industry. He holds a B.S. in Physics from Georgetown University and an M.S. in Physics from Northeastern University.

     Dr. Fantone became a director of the Company in March 1995. Since 1982, he has been President of Optikos Corporation, an optical engineering firm which he founded and which specializes in the design of optical products and instrumentation and optical test equipment. He has B.S. degrees in Electrical Engineering and Management from M.I.T. and a Ph.D. in optics from the University of Rochester. Dr. Fantone has been awarded over 25 patents and is the author of numerous technical papers and articles on optical technology. He is also currently a Senior Lecturer in the Mechanical Engineering Department at M.I.T.

     Mr. Mollegen has served as a director of the Company since 1985. He is the President and Chief Executive Officer of Allied Resources Corporation, a company which provides technical training, engineering, health management, and safety management services to industrial firms. Prior to joining Allied Resources in 1993, Mr. Mollegen was Chairman and Chief Executive Officer of Analysis & Technology, Inc., a provider of engineering and technical services to the U.S. Navy. Mr. Mollegen has a B.E. in Electrical Engineering from Yale University and is the author of over 90 technical papers and reports on undersea topics.
He is a member of the board of Technology for Connecticut (TECHCONN), Inc. and of the Southeast Area Technology Development Center

(SEATECH). He is also a member of the Forum of Connecticut College and a member of the Advisory Committee of the University of New Haven Southeast Branch.

     Mr. Naylor is President of Cameras and Images International, Inc. (a dealer in photographic images and equipment), is the owner and founder of the Naylor Museum of Photography in Brookline, Massachusetts, and has served as a director of the Company since 1987. Mr. Naylor is an internationally recognized authority on photographic history, processes, and technology. Mr. Naylor is the former Chairman, President and CEO of Standard- Thomson Corporation, a manufacturer of temperature and pressure controls and electronic equipment. Mr. Naylor was also the former Chairman, President and CEO of Thomson International Corporation (1959-1989), a manufacturer of temperature controls with engineering and manufacturing facilities in twelve countries. Mr. Naylor has a B.A. in Economics from Fordham University and a B.S. in Mechanical Engineering from The Johns Hopkins University. Mr. Naylor is also a member of the Board of Directors of Analysis & Technology, Inc., Sandler Productions, Inc. (motion picture and television production) and Summit Industries, Inc. (a manufacturer of x-ray equipment).

     On September 27, 1996, J. Luke Sabella resigned as the Company's Treasurer and Chief Financial Officer, positions in which he served since July 1993. Mr. Sabella's resignation was amicable and did not reflect any dispute or disagreement with the Company.

     There are no family relationships among the directors or executive officers of the Company.

     None of the following events have occurred within the past five years with respect to any director or executive officer of the Company or, to the knowledge of the Company, any person owning 5% or more of the outstanding shares of Common Stock of the Company:

     (1) Any bankruptcy petition filed by or against any business of which such person as a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth the compensation paid by the Company for the Company's last three fiscal years to the two persons who served as Company's chief executive officer during the Company's fiscal year ended September 30, 1996. No other executive officers received an annual salary and bonus exceeding $100,000.


                                   Annual  Compensation
Name and                   Fiscal  --------------------     All Other
Principal Position          Year     Salary     Bonus    Compensation (1)
-------------------------  ------  ----------  --------  ----------------

Samuel O. Raymond            1996    $ 85,176    30,000          --
  Chairman, Chief            1995      85,176       494    $    606
  Scientist, President       1994      85,800     6,000         456
  and Chief Executive
  Officer (2)

John L. Coughlin,            1996    $ 66,462    20,000          --
  President and Chief
  Executive Officer (3)

All directors and            1996     236,170    50,000          --
  officers as a group        1995     273,024     1,097     172,772
  (6 in all)                 1994     280,778    40,300       2,316

(1) Includes amounts contributed to individual accounts with the Company's Employee Stock Ownership Plan and 401(k) Retirement Plan described below. Amounts to be contributed with respect to said plans for fiscal 1996 have not been determined at the date hereof. Also includes $171,523 in severance pay to a former officer incurred with respect to fiscal 1995.

(2) Mr. Raymond served as Chief Scientist and Chairman of the Board of Directors throughout the last three fiscal years. In addition, he served as President and Chief Executive Officer from June 1995 to April 1996.

(3) Mr. Coughlin has served as President and Chief Executive Officer since April 8, 1996.

     The Company's policy is to pay each of its non-employee directors a fee of $750 for each directors' meeting attended and to reimburse travel expenses when incurred. The Company intends to continue this policy in the future.

     On April 8, 1996, the Company granted to John L. Coughlin an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $6.50 per share, vesting in four annual installments commencing on the first anniversary of the date of grant.

     No stock options were granted to or exercised by any of the other executive officers named in the Summary Compensation Table above during the fiscal year ended September 30, 1996 and no such executive officer held any unexercised options as of that date.

     Employment Contracts

     In 1990, the Company entered into an employment agreement with Samuel O. Raymond as its Chief Scientist and as Chairman of the Board of Directors for as long as he is elected to that position at a base salary of $85,176 per year. This agreement commenced on August 1, 1990 and will expire on July 31, 2005. After the expiration of the initial term, the agreement will automatically be renewed annually as of August 1, 2005 and each August 1 thereafter. The agreement also provides that if a change in control of the Company should occur during the first, second or last five years of the initial term of the agreement, Mr. Raymond is entitled to receive $427,974, $335,504, or $199,636, respectively, from the Company. The Company has also agreed to pay the premiums on a $1,500,000 life insurance policy on Mr. Raymond's life under a split dollar plan.

     The Company has entered into an employment agreement with John L. Coughlin, effective April 8, 1996, pursuant to which Mr. Coughlin agrees to serve as the President and Chief Executive Officer of the Company. The agreement provides for an initial base salary of $144,000 and an initial bonus of $20,000 payable October 1, 1996 provided that Mr. Coughlin is employed by the Company on that date. In addition, pursuant to the agreement, Mr. Coughlin was granted an incentive stock option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $6.50 per share, vesting in four equal annual installments commencing on the first anniversary of the date of grant.

     Employee Stock Ownership Plan

     Employees of the Company who are over the age of 19 and have completed one year of service are eligible to participate in the Benthos, Inc. Employee Stock Ownership Plan (the "ESOP"), originally adopted by the Company in 1979. The ESOP is administered by a committee approved by the Board of Directors

(the "ESOP Committee"). The Company may make annual contributions to the Trustee of the Plan, State Street Bank and Trust Company, Boston, Massachusetts, in an amount determined by the Board of Directors. Such contributions are invested by the Trustee, under the direction of the ESOP Committee, in the Company's stock. Contributions are allocated among participants' individual accounts in proportion to their individual annual compensation. Benefits become vested according to years of service, increasing incrementally from 20% after one year of service to 100% after five years of service. Upon an employee's retirement, benefits are distributable in shares of the Company's stock.

     401(k) Retirement Plan

     All employees who are over the age of 19 are eligible to participate in the
Section 401(k) Retirement Plan adopted by the Company effective July 1, 1987 (the "401(k) Plan"). The 401(k) Plan is administered by the Company. Pursuant to the 401(k) Plan, three types of contributions may be made to a Trust Fund for which IDS Bank and Trust Company serves as Trustee. First, an employee may defer a certain amount of salary each calendar year. In addition, the Company makes matching contributions and may make additional contributions which are allocated among participants who have completed at least one year of service. All contributions are subject to certain percentage limitations set forth in the Internal Revenue Code, and the plan contains certain vesting requirements. Withdrawal of contributions by a participant prior to retirement age (as that term is defined in the plan) is only permitted in limited circumstances as defined in the plan and generally tax penalties are imposed upon participants who withdraw their contributions prior to age
59-1/2.

     Supplemental Executive Retirement Plan

     The Supplemental Executive Retirement Plan became effective August 1, 1990 for the benefit of certain members of management as determined from time to time by the Board of Directors. The plan enables participants to exclude from gross income elective amounts paid on their behalf by the Company to a Retirement Trust Fund to be subsequently paid to the participants after retirement. It is administered by an Administrative Committee consisting of Samuel O. Raymond and Stephen D. Fantone.

     The Company has established the Benthos, Inc. Supplemental Executive Retirement Trust Fund and will transfer to the trust fund, on an annual or more frequent basis, an amount equal to the elective deferrals made by the participants. No such elective deferrals had been made by participants as of September 30, 1996. Samuel O. Raymond and Stephen D. Fantone are Trustees of the Trust Fund.

     1990 Stock Option Plan

     a.   Description of the Plan

     The 1990 Stock Option Plan (the "1990 Plan") was approved by the stockholders of the Company on January 26, 1990. Two hundred thousand (200,000) shares of the authorized but unissued or treasury shares of the Common Stock of the Company have been reserved for the grant of options under the 1990 Plan.
The 1990 Plan will terminate ten (10) years from December 20, 1989.

     The 1990 Plan is administered by the Board of Directors which may in its sole discretion grant options to purchase shares and issue shares upon the exercise of such options as provided in the plan. The Board may delegate its powers, duties and responsibilities to a Committee, the members of which shall be "disinterested persons" as described in the plan. The Board has delegated its responsibilities to a committee of disinterested directors (the "Compensation and Incentive Stock Option Committee").

     The 1990 Plan provides for the grant of incentive stock options to officers and key employees of the Company or of any subsidiary Company, and of non-qualified options to officers, key employees and advisors of the Company or of any of its subsidiaries. The Board of Directors determines the eligibility of an individual, the designation of the type of option and the number of shares to be optioned to an eligible individual, taking into account the position and responsibilities of the individual being considered, the nature and value of the Company or its subsidiaries of such individuals' service, his or her present and potential contribution to the success of the Company and such other factors as the Board may deem relevant.

     More than one option may be granted to an eligible individual, although no option which is designated as an incentive stock option shall be granted to an individual who owns stock representing more than ten percent (10%) of the stock of the Company unless the purchase price shall be at least one hundred ten percent (110%) of the fair market value of the stock at the time the option is granted.

     No cash consideration is received by the Company for granting an option but each option is evidenced by an option agreement. The option price of shares designated as non- qualified options is determined by the Board of Directors. The price for incentive stock options must be the fair market value of the Common Stock at the time the option is granted as determined by the Board in accordance with regulations under Section 422 of the Internal Revenue Code. Payment for shares may be made in cash for the full amount or in shares already held by the optionee, or by a combination of cash and shares, although the Board of Directors must give consent to payment made in shares.

     Options will be granted for a term not exceeding ten years as determined by the Board of Directors at the time of the grant, subject to earlier termination as specified in the Plan. Except as otherwise determined from time to time by the Board of Directors, options may not be exercised during the first twelve
(12) months after the option is granted. Thereafter, options become exercisable as to twenty-five percent (25%) of the shares covered thereby and as to an additional twenty-five percent (25%) upon the expiration of each of the next three (3) succeeding twelve (12) month periods. An optionee may exercise an option which has become exercisable in full or in part. Options are not transferable by the optionee and are held for purposes of investment in the Company. The Company is prohibited under the Plan from making loans to optionees to permit them to exercise options granted under the Plan.

     b.   Federal Income Tax Consequences

          (i)  Incentive Stock Options

     An optionee will not recognize taxable income upon the grant or exercise of an incentive stock option. Moreover, if stock acquired upon such exercise is held for a least two years from the date on which the option is granted and at least one year after the date of exercise, the optionee will not realize taxable income as a result of exercising the option, and any gain or loss realized by the optionee on the ultimate sale of such stock is treated as long-term capital gain or loss.

     In the event that the optionee disposes of the stock prior to the expiration of the required holding periods (a "disqualifying disposition"), the optionee will realize ordinary income to the extent of the lesser of (i) the excess of the fair market value of the stock at the time of exercise over the exercise price, or (ii) the excess of the amount received for the stock upon disposition over the exercise price. The basis in the stock acquired upon exercise of the option will equal the amount of taxable income recognized by the optionee plus the option exercise price. Upon eventual disposition of the stock, the optionee will recognize long-term or short-term capital gain or loss, depending on the holding period of the stock and the difference between the amount realized by the optionee upon disposition of the stock and his basis in the stock.

     Notwithstanding the tax treatment accorded incentive stock options, the excess of the fair market value of stock on the date of the exercise of the option over the exercise price of the option is an item of tax preference for alternative minimum tax purposes giving rise to potential tax liability at the alternative minimum tax rate. If the alternative minimum tax does apply to the optionee, an alternative minimum tax credit may reduce the regular tax upon eventual disposition of the stock.

     The Company will not be allowed an income tax deduction upon the grant or exercise of an incentive stock option by the optionee. In addition, provided that the holding requirements noted above are met, the Company will not be allowed an income tax deduction upon the ultimate disposition by the optionee of stock acquired through the exercise of an option. In the event, however, of a disqualifying disposition, the Company will be allowed an income tax deduction in an amount equal to the ordinary income recognized by the optionee.

          (ii) Non-Qualified Stock Options

     As in the case of incentive stock options, no income is recognized by the optionee on the grant of a non-qualified stock option. On the exercise by an optionee of a non-qualified option, the excess of the fair market value of the stock when the option is exercised over its cost to the optionee will be (a) taxable to the optionee and (b) generally deductible for Federal income tax purposes by the Company.

     The optionee's tax basis in his stock will equal his cost for the stock plus the amount or ordinary income he had to recognize with respect to the non-qualified stock option. Accordingly, upon a subsequent disposition of stock acquired upon the exercise of a non-qualified option, the optionee will recognize short-term or long-term capital gain or loss, depending upon the holding period of the stock, equal to the difference between the amount realized upon disposition of the stock by the optionee and his basis in the stock. Stock acquired on the exercise of a non-qualified stock option is not subject to the above-mentioned two (2) year and one (1) year holding periods that are imposed on incentive stock options and the exercise of a non-qualified stock option does not give rise to an item of tax preference for alternative minimum tax purposes.

     As of September 30, 1996, options for the purchase of an aggregate of 144,500 shares of Common Stock at exercise prices ranging from $2.625 to $6.50 per share were outstanding under the 1990 Plan.

     Stock Option Plan for Non-Employee Directors

     This plan (the "Director Plan") was approved by the stockholders on March 4, 1994. Under the Director Plan, each director who is not an employee of the Company will be entitled to receive (when he initially assumes office, and when any other option held by such director expires), an option for the purchase of 15,000 shares of the Company's Common Stock at an exercise price equal to market value as of the date of the grant of the option, provided that the maximum number of shares which, in the aggregate, may be acquired under the Plan and under any option outstanding on March 1, 1994 and held by a non-employee director is 15,000 shares. The option will not be exercisable during the first twelve months after the date of the grant. After twelve months, the option will be exercisable as to one-third of the shares covered thereby. After twenty-four months from the date of grant, the option will be exercisable as to two-thirds of the shares covered thereby and after thirty-six months from the date of grant, the option will be exercisable as to all of the shares covered thereby. The options expire five years from the date of grant and are not transferable. In the event the director ceases to serve as a director of the Company, the option may be exercised only to the extent that the option is exercisable and is in effect on the day such service ceases.

     In the event of a sale or transfer of all or substantially all of the assets of the Company, a merger into another corporation or a change in control arising by reason of the acquisition by a person or group, owning prior to such time less than 51% of the outstanding stock of the Company of additional shares so that the person or group owns 51% or more of the outstanding stock, the options will become exercisable in full, notwithstanding the exercise schedule. Under certain circumstances, the Board of Directors may cancel the options for consideration in cash or in kind so as to expedite a sale of assets or change in control.

     The Director Plan provides that the number of shares issuable thereunder shall be adjusted to prevent dilution in the event of any reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares or stock dividend.

     The Director Plan may be terminated at any time by the Board of Directors and will terminate in any event ten years from the date of its adoption by the stockholders.

     Each of the Company's present non-employee directors was granted an option for the purchase of 15,000 shares of the Company's Common Stock as described in
Item 4 above. Although these options were granted prior to the adoption of the Director Plan, the terms of such options are substantially the same as those applicable to the Director Plan as described above, except that the options can continue to be held by a director who ceases to be a director but continues to serve as a consultant rendering advice and service similar to the advice and service rendered by a director. Mr. Mollegen exercised his stock option for 15,000 shares on July 12, 1996.

     The Federal income tax consequences upon grant and exercise of stock options under the Director Plan are as described in "1990 Stock Option Plan -Federal Income Tax Consequences - Non- Qualified Stock Options" above.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of September 30, 1996 with respect to the beneficial ownership of shares of Common Stock of the Company by the directors and executive officers of the Company, all of the directors and officers of the Company as a group and all persons known to be the beneficial owners of more than five percent of such outstanding stock. Unless otherwise indicated, persons named below held sole voting and investment power over the shares listed below as of September 30, 1996.

     In accordance with the rules of the Securities and Exchange Commission, shares which an individual has the right to acquire pursuant to stock options which are exercisable within sixty days are considered to be beneficially owned. For purposes of calculating the percentage ownership of stock for an individual who holds exercisable stock options, such shares were also considered to be outstanding. Reference should be made to the footnotes below for further information as to each individual listed.

                                          Shares         Percent of Outstanding
Name and Address (1)                Beneficially Owned        Common Stock

     Samuel O. Raymond                      180,653 (2)                    22.4%

     Ronald K. Church                        85,500 (3)                    10.6%

     State Street Bank and Trust
      Company, Trustee of the
      Benthos, Inc. Employee
      Stock Ownership Plan                   37,363 (4)                     4.6%

     A. Theodore Mollegen, Jr.                  15,000                      1.9%

     Thurman F. Naylor                       15,000 (5)                     1.8%

     Stephen D. Fantone                      13,000 (6)                     1.6%

     All directors and officers
     as a group (5 persons)                 223,653 (7)                    27.1%

(1) Except as set forth below, the address of each of the individuals set forth in the table is c/o Benthos, Inc., 49 Edgerton Drive, Falmouth, Massachusetts 02556. The address of Ronald K. Church is 46 Riddle Hill Road, Falmouth, Massachusetts 02540. The address of State Street Bank and Trust Company is 225 Franklin Street, Boston, Massachusetts 02110.

(2) Includes 15,822 shares owned by Mr. Raymond's children, as to which shares Mr. Raymond disclaims beneficial ownership.

(3) Includes 12,000 shares owned by Mr. Church's wife, as to which shares Mr. Church disclaims beneficial ownership.

(4) Pursuant to the terms of the plan, the Trustee is entitled to vote all shares, except in respect of corporate matters requiring more than a majority stockholder vote, in which case the plan participants are entitled to direct the Trustee as to the manner in which all shares allocated to such participants' accounts are to be voted. Following the effective date of this registration statement, plan participants will be entitled to direct the Trustees as to the manner in which all shares allocated to such participants' accounts are to be voted.

(5) Consists of 15,000 shares which Mr. Naylor has the right to acquire through the exercise of a stock option granted January 29, 1993.

(6) Includes 5,000 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 15,000 shares granted January 19, 1995.

(7) Includes an aggregate of 20,000 shares which the directors and officers have the right to acquire through the exercise of certain options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is currently negotiating an agreement with a corporation wholly owned by Dr. Stephen D. Fantone, a director of the Company, with respect to the concept of utilizing optical means for assessing beverage container height of fill. Under the proposed agreement, the Company will pay the development costs to Dr. Fantone's corporation. If the technology is developed, the proprietary rights will be owned by Dr. Fantone's corporation, which will grant an exclusive license to the Company for the use of the technology upon terms and conditions (including royalties) to be determined by negotiation. John L. Coughlin, President and Chief Executive Officer of the Company is negotiating the contract with Dr. Fantone. The Company's policy with respect to business relationships with officers, directors, or affiliates is that any such relationships must be fully disclosed to the Board of Directors and must be upon terms not less favorable to the Company than those available from third parties dealing at arm's length.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The financial statements set forth in the Index to Consolidated Financial Statements contained on page F-1 hereof are filed herewith as a part of this report.

(b) The exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

(c) No reports on Form 8-K were filed by the registrant during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BENTHOS, INC.


                                     By JOHN L. COUGHLIN
                                        ---------------------------------
                                        John L. Coughlin,
                                        President

Date: December 30, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JOHN L. COUGHLIN
__________________________  President, Chief Executive      December 30, 1996
John L. Coughlin            Officer and Director


JOHN L. COUGHLIN
_________________________  Treasurer and Chief Financial    December 30, 1996
John L. Coughlin            Officer (principal
                            financial and accounting
                            officer)

SAMUEL O. RAYMOND
_________________________  Director                         December 30, 1996
Samuel O. Raymond

A. THEODORE MOLLEGEN, JR.
_________________________  Director                         December 30, 1996
A. Theodore Mollegen, Jr.

THURMAN F. NAYLOR
_________________________  Director                         December 30, 1996
Thurman F. Naylor

STEPHEN D. FANTONE
_________________________  Director                         December 30, 1996
Stephen D. Fantone

                         BENTHOS, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements



                                                                 PAGE

Report of Independent Public Accountants                          F-2

Consolidated Balance Sheets as of September 30, 1996 and 1995     F-3

Consolidated Statements of Income for the Years Ended
September 30, 1996, 1995 and 1994                                 F-4

Consolidated Statements of Stockholders' Investment for the
Years Ended September 30, 1996, 1995 and 1994                     F-5

Consolidated Statements of Cash Flows for the Years
Ended September 30, 1996, 1995 and 1994                           F-6

Notes to Consolidated Financial Statements                        F-7


                    Report of Independent Public Accountants



To Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 25, 1996 (except with
respect to the matter discussed
in Note 8 as to which the date
is December 16, 1996)

                          BENTHOS, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                               ASSETS
                                                SEPTEMBER 30,
                                              1996          1995

Current Assets:
  Cash and cash equivalents                $  751,357    $   17,461
  Accounts receivable, less reserves of
    approximately $127,000 and
    $71,000 at September 30, 1996 and
    1995, respectively                      1,519,142       996,299
  Inventories                               3,551,258     2,892,583
  Prepaid expenses                             70,039        65,009
  Deferred tax asset                          516,000       285,000
                                           ----------    ----------

       Total current assets                 6,407,796     4,256,352
                                           ----------    ----------

Property, Plant and Equipment, at cost:
  Land                                        127,339       127,339
  Buildings and improvements                1,845,303     1,839,158
  Equipment and fixtures                    2,220,045     1,969,007
  Demonstration equipment                   1,348,204     1,073,728
  Construction in progress                     18,042        29,390
                                           ----------    ----------
                                            5,558,933     5,038,622

  Less--Accumulated depreciation            3,567,862     3,134,627
                                            ----------    ----------
                                            1,991,071     1,903,995
                                           ----------    ----------

Other Assets                                  215,077       223,775
                                           ----------    ----------

                                           $8,613,944    $6,384,122
                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Demand note payable                     $   -          $  275,000
  Current maturities of long-term debt         29,646        41,628
  Accounts payable                            490,909       390,238
  Accrued expenses                          1,680,893       425,717
  Customer deposits                           275,911       329,473
                                           ----------    ----------

       Total current liabilities            2,477,359     1,462,056
                                           ----------    ----------

Long-Term Debt, net of current
  maturities                                  824,242       868,658
                                           ----------    ----------

Commitments (Note 8)

Stockholders' Investment:
  Common stock, $.0667 par value-
    Authorized--2,500,000 shares
    Issued--1,006,785 and 981,785 shares
      at  September 30, 1996 and
      1995, respectively                       67,150        65,482

  Capital in excess of par value              807,555       636,274
  Retained earnings                         5,335,733     4,164,399
  Treasury stock, at cost                    (898,095)     (812,747)
                                           ----------    ----------

       Total stockholders' investment       5,312,343     4,053,408
                                           ----------    ----------

                                           $8,613,944    $6,384,122
                                           ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                       Consolidated Statements of Income




                                                   YEAR ENDED SEPTEMBER 30,
                                             1996           1995           1994

Net Sales                                  $11,722,807    $8,014,416    $9,505,911

Cost of Sales                                5,392,021     4,033,704     4,814,680
                                           -----------    ----------    ----------

       Gross profit                          6,330,786     3,980,712     4,691,231

Selling, General and Administrative          3,732,848     3,009,931     3,415,025
 Expenses

Research and Development Expenses              665,249       597,798       914,188
                                           -----------    ----------    ----------

       Income from operations                1,932,689       372,983       362,018

Interest Income                                 10,065           616           830

Interest Expense                              (105,420)     (125,792)      (90,823)
                                           -----------    ----------    ----------

       Income before provision for
        income taxes                         1,837,334       247,807       272,025

Provision for Income Taxes                     666,000        86,000        67,000
                                           -----------    ----------    ----------

       Net income                          $ 1,171,334    $  161,807    $  205,025
                                           ===========    ==========    ==========

Net Income Per Common and Common
 Equivalent Share                                $1.34          $.18          $.24
                                           ===========    ==========    ==========

Weighted Average Common and Common
 Equivalent Shares Outstanding                 871,281       890,111       871,411
                                           ===========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   BENTHOS, INC.BENTHOS, INC. AND SUBSIDIARY

              Consolidated Statements of Stockholders' Investment



                                  COMMON STOCK         CAPITAL IN                        TREASURY STOCK, AT COST        TOTAL
                                NUMBER   $.0667       EXCESS OF PAR       RETAINED         NUMBER                    STOCKHOLDERS'
                             OF SHARES   PAR VALUE        VALUE           EARNINGS         OF SHARES   AMOUNT         INVESTMENT




Balance, September 30, 1993     981,785     $65,482        $638,034         $3,797,567    115,624      $(594,034)       $3,907,049

     Sale of treasury stock           -           -          (1,760)                 -     (3,273)        16,818            15,058

     Purchase of treasury             -           -               -                  -      3,289        (15,120)          (15,120)
      stock

     Net income                       -           -               -            205,025          -              -           205,025
                             ----------  ----------  --------------         ----------    -------      ---------        ----------

Balance, September 30, 1994     981,785      65,482         636,274          4,002,592    115,640       (592,336)        4,112,012

     Purchase of treasury             -           -               -                  -     72,786       (220,411)         (220,411)
      stock

     Net income                       -           -               -            161,807          -              -           161,807
                             ----------  ----------  --------------         ----------    -------      ---------        ----------

Balance, September 30, 1995     981,785      65,482         636,274          4,164,399    188,426       (812,747)        4,053,408

     Sale of treasury stock           -           -               -                  -     (1,496)         6,884             6,884

     Purchase of treasury             -           -               -                  -     13,295        (92,232)          (92,232)
      stock

     Exercise of stock           25,000       1,668         171,281                  -          -              -           172,949
      options, including
      tax benefit

     Net income                       -           -               -          1,171,334          -              -         1,171,334
                             ----------  ----------  --------------         ----------    -------      ---------        ----------

Balance, September 30, 1996   1,006,785     $67,150        $807,555         $5,335,733    200,225      $(898,095)       $5,312,343
                             ==========  ==========  ==============         ==========    =======      =========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows


                                                YEAR ENDED SEPTEMBER 30,
                                             1996          1995        1994
Cash Flows from Operating Activities:
  Net income                               $1,171,334   $ 161,807   $  205,025
  Adjustments to reconcile net
    income to net cash provided by
    operating activities-
        Depreciation and amortization         455,667     504,218      535,473
        Deferred income taxes                (198,000)    (48,000)    (125,000)
        Changes in assets and
         liabilities-
           Accounts receivable               (522,843)   (294,560)     616,592
           Inventories                       (658,675)    (67,843)    (161,987)
           Prepaid expenses                    (5,030)        193       30,951
           Accounts payable and
             accrued expenses               1,355,849    (208,592)    (144,170)
           Customer deposits                  (53,562)    279,189       50,284
                                           ----------   ---------   ----------

        Net cash provided by operating
         activities                         1,544,740     326,412    1,007,168
                                           ----------   ---------   ----------

Cash Flows from Investing Activities:
  Purchase of property,                      (528,175)   (473,688)    (631,576)
  plant and equipment
    Increase in other assets                  (38,872)    (41,928)     (52,416)
                                           ----------   ---------   ----------

        Net cash used in investing           (567,047)   (515,616)    (683,992)
         activities                        ----------   ---------   ----------

Cash Flows from Financing Activities:
  Purchase of treasury stock                  (92,232)   (220,411)     (15,120)
  Sale of treasury stock                        6,884           -       15,058
  Exercise of stock
   options, including tax  benefit            172,949           -            -
        Increase (decrease) in
           demand note payable               (275,000)    275,000     (150,000)
        Payments on long-term debt, net       (56,398)    (37,547)     (32,877)
                                           ----------   ---------   ----------

        Net cash provided by (used in)       (243,797)     17,042     (182,939)
         financing activities              ----------   ---------   ----------

Net Increase (Decrease ) in Cash and
 Cash Equivalents                             733,896    (172,162)     140,237

Cash and Cash Equivalents, beginning of
 year                                          17,461     189,623       49,386
                                           ----------   ---------   ----------

Cash and Cash Equivalents, end of year     $  751,357   $  17,461   $  189,623
                                           ==========   =========   ==========

Supplemental Disclosure of Cash Flow
 Information:
  Interest paid during the year            $  105,420   $ 125,791   $   90,823
                                           ==========   =========   ==========
  Income taxes paid during the  year       $  235,337   $ 158,885   $  186,356
                                           ==========   =========   ==========

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Equipment acquired under                $        -   $  14,274   $        -
     capital lease obligations             ==========   =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)  Operations and Significant Accounting Policies

     Benthos, Inc. (the Company) designs, manufactures, sells and services oceanographic and robotic equipment for underwater exploration, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of consumer food, beverage, pharmaceutical and chemical containers. The Company's marketplaces are located throughout the world.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Benthos International Inc., a foreign sales corporation. All material intercompany transactions and balances have been eliminated in consolidation.

     (b)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 1996 and 1995:


                                1996         1995

          Raw materials       $  203,314   $  216,200
          Work-in-process      3,226,405    2,575,713
          Finished goods         121,539      100,670
                              ----------   ----------

                              $3,551,258   $2,892,583
                              ==========   ==========

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)



(1)  Operations and Significant Accounting Policies (Continued)

     (e)  Depreciation and Amortization

          The Company provides for depreciation and amortization using the straight-line and declining-balance methods by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                             ESTIMATED
                 ASSETS CLASSIFICATION      USEFUL LIFE

              Buildings and improvements    15-33 Years
              Equipment and fixtures            5 Years
              Demonstration equipment           5 Years

     (f)  Intangible Assets

          The Company assesses the realizability of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     (g)  Revenue Recognition and Warranty Costs

          The Company recognizes product revenue upon shipment. Amounts received from customers for future delivery are shown as customer deposits in the accompanying balance sheets. Warranty costs incurred by the Company have been insignificant.

     (h)  Net Income Per Share

          Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include outstanding stock options to the extent dilutive using the treasury stock method.

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)



(1)  Operations and Significant Accounting Policies (Continued)

     (i)  New Accounting Standard

          In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the consolidated financial statements using the fair-value-based method of SFAS No. 123 beginning in the year ending September 30, 1997, with comparable disclosures for the year ended September 30, 1996. The Company has not yet determined the impact of these pro forma adjustments.

     (j)  Reclassifications

          The Company has reclassified certain prior year information to conform with the current year's presentation.

     (k)  Financial Instruments

          The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and debt, approximate their carrying value.

(2)  Accrued Expenses

     Accrued expenses consist of the following at September 30, 1996 and 1995:

                                           1996        1995

              Accrued commissions        $   92,439   $ 85,013
              Accrued vacation               92,550     83,370
              Accrued income taxes          592,535     68,071
              Accrued 401(k)/ESOP           204,105     28,000
              Accrued bonus                 168,900          -
              Accrued sales returns         146,430          -
              Other accrued expenses        383,934    161,263
                                         ----------   --------

                                         $1,680,893   $425,717
                                         ==========   ========

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)


(3)  Long-Term Debt

     Long-term debt consists of the following at September 30, 1996 and 1995:

                                                1996       1995
     Mortgage note payable to a bank in
     monthly payments of principal and
     interest of $9,085 through June 2004,
     with the balance due in July 2004,
     interest at 9.25%.  The note is
     secured by land and buildings.  The
     Company is required to maintain
     certain covenants, including debt
     service coverage, as defined              $853,888   $882,337

     Obligations under capital leases                 -     27,949
                                               --------   --------

                                                853,888    910,286

     Less--Current maturities of long-term
     debt                                        29,646     41,628
                                               --------   --------

                                               $824,242   $868,658
                                               ========   ========

   The following table summarizes principal payments required on all long-term debt as of September 30, 1996:

              FISCAL YEAR                  AMOUNT

                  1997                     $ 29,646
                  1998                       34,076
                  1999                       37,365
                  2000                       40,972
                  2001                       44,926
               Thereafter                   666,903
                                           --------
                                           $853,888
                                           ========

(4)  Demand Note Payable

     As of September 30, 1996, the Company has a $1,500,000 unsecured line of credit with a bank. The Company had $275,000 outstanding under this line of credit at September 30, 1995. There were no amounts outstanding under this line of credit at September 30, 1996. Borrowings under this agreement are payable on demand and bear interest at the bank's prime rate (8.25% at September 30, 1996). The Company is required to maintain certain covenants, including debt service coverage.

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)

(5)  Income Taxes

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

     The components of the provision for income taxes for each of the three years in the period ended September 30, 1996 were as follows:

                                             1996        1995        1994
           Federal-
             Current                      $ 697,000    $101,000   $ 157,000
             Deferred                      (150,000)    (38,000)   (100,000)
                                          ---------    --------   ---------

                                            547,000      63,000      57,000
                                          ---------    --------   ---------
           State-
             Current                        167,000      33,000      35,000
             Deferred                       (48,000)    (10,000)    (25,000)
                                          ---------    --------   ---------

                                            119,000      23,000      10,000
                                          ---------    --------   ---------

                                          $ 666,000    $ 86,000   $  67,000
                                          =========    ========   =========

   The Company's effective tax rate differed from the statutory rate for the reasons set forth below:

                                               1996        1995        1994

Federal statutory rate                         34.0 %      34.0 %      34.0 %
State income taxes, net of federal tax          5.2         1.8         2.4
 benefit
R&D credit                                        -           -        (9.4)
Tax benefit of foreign sales corporation       (3.5)       (2.8)       (3.6)
Other                                            .5         1.7         1.2
                                          ---------    --------   ---------

      Effective tax rate                       36.2 %      34.7 %      24.6 %
                                          =========    ========   =========


                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)


(5)  Income Taxes (Continued)

     The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

                                             1996        1995
   Deferred tax assets are
     primarily the result of
     temporary differences,
     including nondeductible
     reserves and accruals                $ 621,000   $ 486,000


   Valuation allowance                     (105,000)   (168,000)
                                          ---------   ---------

       Net deferred tax asset               516,000     318,000

   Less current portion                     516,000     285,000
                                          ---------   ---------

                                          $      -    $  33,000
                                          =========   =========

   Due to the uncertainty regarding the timing of the realization of the benefits of certain of its favorable tax attributes in future tax returns, the Company has placed valuation allowances of approximately $105,000 and $168,000 as of September 30, 1996 and 1995, respectively, against its otherwise recognizable net deferred tax assets.

(6)  Employee Benefit Plans

  (a)  Stock Option Plans

       The Company has granted to certain directors and an outside consultant nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than five years from the date of grant. At September 30, 1996, 40,000 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 1996, 10,000 shares were available for grant.

       In January 1990, the Company adopted the 1990 Stock Option Plan (the 1990
       Plan), pursuant to which 200,000 shares of the Company's common stock were reserved for issuance. The 1990 Plan is administered by the Board of Directors and provides for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value as of the date of grant. At September 30, 1996, 85,500 shares were available for grant.

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)


(6)  Employee Benefit Plans (Continued)

  (a)  Stock Option Plans (Continued)

       Stock option activity is summarized as follows:

                                   INCENTIVE STOCK OPTIONS   NONQUALIFIED STOCK OPTIONS
                                    NUMBER                     NUMBER
                                    OF SHARES  PRICE RANGE     OF SHARES  PRICE RANGE

Outstanding, September 30, 1993      55,500    $       2.63     55,000    $  2.75-$ 3.38
    Granted                          77,000            3.06          -                 -
                                    -------    ------------    -------      ------------

Outstanding, September 30, 1994     132,500    2.63-   3.06     55,000      2.75-   3.38
     Granted                              -               -     15,000              2.63
     Terminated                     (62,500)   2.63-   3.06    (15,000)             3.38
                                    -------    ------------    -------      ------------

Outstanding, September 30, 1995      70,000    2.63-   3.06     55,000      2.63-   2.88
     Granted                         59,500            6.50          -                 -
     Terminated                     (15,000)           3.06          -                 -
     Exercised                            -               -    (25,000)             2.75
                                    -------    ------------    -------      ------------

Outstanding, September 30, 1996     114,500    2.63-$  6.50     30,000      2.63-$  2.88
                                    =======    ============    =======      ============

Exercisable, September 30, 1996      35,000    2.63-$  3.06     20,000      2.63-$  2.88
                                    =======    ============    =======      ============

  (b)  Employee Stock Ownership Plan

       The Company has an Employee Stock Ownership Plan (ESOP) for substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors, provided that the total amount contributed for any ESOP year does not exceed the maximum amount allowable by the Internal Revenue Code. Amounts allocated to a participant's account vest ratably over five years based on years of completed service, as defined. The accompanying consolidated statements of income for the years ended September 30, 1996, 1995, 1994 include provisions for contributions to the ESOP of approximately $51,000, $7,000 and $8,000, respectively.

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)

(6)  Employee Benefit Plans (Continued)

  (c)  401(k) Retirement Plan

       The Company maintains a 401(k) Retirement Plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board of Directors in an amount determined by the Board. These contributions vest to a participant's account ratably over five years based on years of credited employment, as defined. Additionally, each participant may elect to contribute up to 20% of their compensation for the plan year, but not more than $9,240 (for fiscal
       1996), to the plan. The accompanying consolidated statements of income for the years ended September 30, 1996, 1995, 1994 include provisions for contributions to the plan of approximately $153,000, $21,000 and $22,000, respectively.

   (d) Supplemental Executive Retirement Plan

       The Company has a Supplemental Executive Retirement Plan (SERP) for the benefit of certain management and highly compensated executive employees. Under the SERP, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the SERP. No such elective deferrals have been made by participants as of September 30, 1996.

(7)  Export Sales Information

     Export sales primarily to Europe and Asia were approximately $6,662,000, $3,699,000 and $3,768,000 in 1996, 1995 and 1994, respectively.

(8)  Employment and Noncompetition Agreement

     The Company has an employment and noncompetition agreement, as amended, with an officer/stockholder. In connection with the employment agreement, the Company has agreed to provide a $1,500,000 split-dollar life insurance policy on the officer/stockholder. At the officer/stockholder's request, the Company is obligated to repurchase from the officer/stockholder the number of shares that are contributed to or purchased by the Company's ESOP each year. The Company also has the right of first refusal on any future sales of common stock by the officer/stockholder at fair market value. In addition, a change in the control of the Company, as defined, will result in certain payments to the officer/stockholder, as outlined under the employment agreement.

     Compensation expense of approximately $115,000, $85,000 and $85,000 related to this agreement is included in the accompanying 1996, 1995 and 1994 consolidated statements of income, respectively.

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                  (Continued)


(9)  Industry Segment Information

     The Company operates in two industry segments--undersea systems and container inspection systems. Information with respect to industry segments are set forth as follows:

                                           YEARS ENDED SEPTEMBER 30,
                                         1996         1995         1994

 Sales to unaffiliated customers-
   Undersea systems                  $ 5,468,000   $4,371,000    $6,435,000
   Container inspection systems        6,255,000    3,643,000     3,071,000
                                     -----------   ----------    ----------

     Total                           $11,723,000   $8,014,000    $9,506,000
                                     ===========   ==========    ==========

  Income from operations-
   Undersea systems                  $    88,000   $ (285,000)   $ (134,000)
   Container inspection systems        1,845,000      658,000       496,000
                                     -----------   ----------    ----------

     Total                           $ 1,933,000   $  373,000    $  362,000
                                     ===========   ==========    ==========

  Identifiable assets-
   Undersea systems                  $ 4,216,000   $3,820,000    $4,343,000
   Container inspection systems        2,723,000    1,973,000     1,090,000
   Corporate assets                    1,675,000      591,000       687,000
                                     -----------   ----------    ----------

     Total                           $ 8,614,000   $6,384,000    $6,120,000
                                     ===========   ==========    ==========

                                 EXHIBIT INDEX

Exhibit

 3.1       Restated Articles of Organization*

 3.2       By-Laws*

 4.1       Common Stock Certificate*

10.1       Employment Contract with Samuel O. Raymond*

10.2       Employment Contract with John L. Coughlin*

10.3       Employee Stock Ownership Plan*

10.4       401(k) Retirement Plan*

10.5       Supplemental Executive Retirement Plan*

10.6       1990 Stock Option Plan*

10.7       Stock Option Plan for Non-Employee Directors*

10.8       License Agreement between the Company and The Penn State Research
            Foundation dated December 13, 1993*

10.9       Technical Consultancy Agreement between the Company and William D.
            McElroy dated July 12, 1994*

10.10      General Release and Settlement Agreement between the Company and
            Lawrence W. Gray dated February 8, 1996*

10.11      Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended*

10.12      Commercial Mortgage Loan Extension and Modification Agreement
            between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994*

11         Computation of Earnings Per Share

21         Subsidiaries of the Registrant*

24         Power of Attorney

27         Financial Data Schedule

*Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 and hereby incorporated herein by this reference.