Form 10QSB
period 1996-12-29
BENTHOS INC
filed 1997-02-12
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended December 29, 1996
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

Commission file number 0-28932
                       -------


                              BENTHOS, INC.
       (Exact Name of Small Business Issuer  as Specified in Its Charter)


        Massachusetts                                      04-2381876
        State or Other Jurisdiction of                     (I. R. S. Employer
        Corporation or Organization)                       Identification No.)


        49 Edgerton Drive, North Falmouth, Massachusetts   02556
        (Addresses of Principal Executive Offices)         (Zip Code)


                                 (508)563-1000
                 Issuer's Telephone Number Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
   ------   -------


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                                           811,560
      (class)                            (outstanding stock at February 7, 1997)


Traditional Small Business Disclosure Format (check one):
Yes  X    No
   ------   -------

                          BENTHOS, INC. AND SUBSIDIARY
                                     INDEX

                                                                   Page  No.

Face Sheet                                                             1

Index                                                                  2

PART I
FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets                           3
                    December 29, 1996 (unaudited) and
                    September 30, 1996

                 Consolidated Statements of Earnings  (unaudited)      4
                    December 29, 1996 and December 31, 1995

                 Consolidated Statements of Cash Flow  (unaudited)     5
                 December 29, 1996 and December 31, 1995

                 Other Financial Information                           6

     Item 2.     Management's Discussion and Analysis                  7-8
                 of Financial Condition and Results
                 of Operations

PART II
OTHER INFORMATION                                                      9

     Item 6.     Exhibits and Reports on Form 8-K                      9

Signature                                                              9

Exhibit 27                                                             10

                        PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements
                          Benthos, Inc. and Subsidiary
                          Consolidated Balance Sheets

Assets                                       Dec. 29, 1996           Sept. 30, 1996
                                               (unaudited)

Cash and Cash Equivalents                   $   165,498               $   751,357
Accounts Receivable                           2,557,741                 1,519,142
Inventories                                   3,343,238                 3,551,258
Prepaid Expenses                                 47,937                    70,039
Deferred Tax Asset                              516,000                   516,000
                                            -----------               -----------
Total Current Assets                          6,630,414                 6,407,796

Land                                            127,339                   127,339
Building and Improvement                      1,845,303                 1,845,303
Equipment and Fixtures                        2,371,889                 2,220,045
Demonstration Equipment                       1,392,755                 1,348,204
Construction in Progress                         18,042                    18,042
                                                      -                         -
                                              5,755,328                 5,558,933

Less Accumulated Depreciation                 3,698,320                 3,567,862
                                            -----------               -----------
                                              2,057,008                 1,991,071
Other Assets                                    236,697                   215,077
                                            -----------               -----------
                                            $ 8,924,119               $ 8,613,944
                                            ===========               ===========
Liabilities and Stockholders' Investment

Demand Note Payable to Bank                 $         0               $         0
Current Maturities of Long-term Debt             31,800                    29,646
Accounts Payable                                627,921                   490,909
Accrued Expenses                              1,452,457                 1,680,893
Customer Deposits                               131,084                   275,911
                                            -----------               -----------
Total Current Liabilities                     2,243,262                 2,477,359

Long-term Debt, Net of Current Maturities       814,465                   824,242

Common Stock                                     67,150                    67,150
Capital in Excess of Par Value                  807,555                   807,555
Retained Earnings                             5,889,782                 5,335,733
Treasury Stock, at Cost                        (898,095)                 (898,095)
                                            -----------               -----------
Total Stockholders' Investment                5,866,392                 5,312,343
                                            -----------               -----------
                                            $ 8,924,119               $ 8,613,944
                                            ===========               ===========

                          Benthos, Inc. and Subsidiary
                      Consolidated Statements of Earnings
                                  (unaudited)

                                                         Thirteen Weeks Ended
                                                  Dec. 29, 1996     Dec. 31, 1995
Net Sales                                           $4,844,256        $2,396,117

Cost of Sales                                        2,155,740         1,077,429
                                                     ---------         ---------
Selling, General & Administrative Expenses           1,504,918           736,772
Research and Development Expenses                      242,467           134,306
                                                     ---------         ---------
Income from Operations                                 941,131           447,610
                                                     ---------         ---------
Interest Income                                          6,093                40
Interest Expense                                       (19,634)          (27,030)
                                                     ---------         ---------
Income Before Provision for Income Taxes               927,590           420,620
Provision for Income Taxes                            373,540           144,000
                                                     ---------         ---------
Net Income                                          $  554,050        $  276,620
                                                     =========         =========
Net Income Per Common and Common
 Equivalent  Share  Outstanding                     $     0.60        $     0.32
Weighted Average Common and Common                   =========         =========
 Equivalent Share Outstanding                          922,000           861,000


                          Benthos, Inc. and Subsidiary
                      Consolidated Statements of Cash Flow
                                  (unaudited)

                                                            Thirteen Weeks Ended
                                                     Dec. 29, 1996             Dec. 31, 1995
Cash Flows From Operating Activities:

Net Income                                           $   554,050               $   276,620
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                         195,390                   120,686
Changes in Assets and Liabilities:
   Accounts Receivable                                (1,038,599)                 (262,387)
   Inventories                                           208,020                  (449,039)
   Prepaid Expenses                                       22,102                    13,738
   Accounts Payable & Accrued Expenses                   (91,424)                  397,887
   Customer Deposits                                    (144,827)                 (195,657)
                                                       ---------                  --------
Net Cash Used in  Operating Activities                  (295,288)                  (98,152)

Cash Flows from Financing Activities:
   Purchase of Property, Plant & Equipment              (261,328)                 (122,470)
   Increase in Other Assets                              (21,620)                   (5,835)
                                                       ---------                  --------
Net Cash Used in Investing Activities                   (282,948)                 (128,305)

Cash Flows from Financing Activities:
   Increase in Demand Note Payable                             0                   250,000
   Payments on long-term debt, net                        (7,623)                  (12,434)
                                                       ---------                  --------
Net Cash Provided by (Used in) Financing Activities       (7,623)                  237,566
                                                       ---------                  --------
Net Increase (Decrease) in Cash and Cash Equivalents    (585,859)                   11,109

Cash and Cash Equivalents, Beginning of Period           751,357                    17,461
                                                       ---------                  --------
Cash and Cash Equivalents, End of Period             $   165,498               $    28,570
                                                       =========                  ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                     $    19,634               $    27,030
   Income Taxes Paid                                 $   759,000               $    88,103


                          Other Financial Information

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Benthos, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended December 29, 1996 and December 31, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                      Dec. 29,1996            Sept. 30, 1996

Raw Material         $   164,900                $   203,314

Work-in-Process        3,143,035                  3,226,405

Finished Goods            35,303                    121,539
                       ---------                  ---------
                     $ 3,343,238                $ 3,551,258

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations -- First quarter of fiscal year 1997 compared with first quarter of fiscal year 1996.

The following table presents, for the periods indicated, the percentage relationship of Consolidated Statements of Earnings items to total sales:


                          Benthos, Inc. and Subsidiary
                      Consolidated Statements of Earnings
                                   (unaudited)

                                                       Thirteen Weeks Ended
                                               Dec. 29, 1996          Dec. 31, 1995
Net Sales                                          100.0%                  100.0%

Cost of Sales                                       44.5%                   45.0%
                                                   -----                    ----
Gross Profit                                        55.5%                   55.0%
Selling, General & Administrative Expenses          31.1%                   30.7%
Research and Development Expenses                    5.0%                    5.6%
                                                   -----                   -----
Income from Operations                              19.4%                   18.7%
Interest Expense, Net                               (0.3%)                  (1.1%)
                                                   -----                    ----
Income Before Provision for Income Taxes            19.1%                   17.6%
                                                   -----                   -----
Provisions for Income Taxes                          7.7%                    6.0%
                                                   -----                       -
Net Income                                          11.4%                   11.6%


Sales. Total sales increased by 102.2% in the first quarter of fiscal year 1997 to $4,844,000 as compared to $2,396,000 in the first quarter of fiscal year 1996. Sales of the Container Inspection Systems Division increased by 47.8% to $2,038,000 for the first quarter of fiscal year 1997 compared to $1,379,000 for the first quarter of fiscal year 1995. This results from the company's continued penetration of the food and beverage market and the domestic and international brewery industries. Sales of the Undersea Systems Division increased by 175.9% to $2,806,000 in the first quarter of fiscal year 1997 as compared to $1,017,000 in the first quarter of fiscal year 1996. The increase in Undersea Systems Division sales was largely the result of increased shipments of hydrophones used for off shore oil exploration as well as an increase in sales of the Company's newly released Digital Still Camera (DSC).

Gross Profit. Gross Profit increased by 103.9 % to $2,689,000 for the first quarter of fiscal year 1997 as compared to $1,319,000 for the first quarter of fiscal year 1996. As a percentage of sales, gross profit was 55.5% in the first quarter of fiscal year 1997 as compared to 55.0% for the first quarter of fiscal year 1996. The increase in gross profit was attributed to sales mix and overhead efficiencies related to the increased sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 104.3% to $1,505,000 for the first quarter of fiscal year 1997 as compared to $737,000 in the first quarter of fiscal year 1996. The increase in total expenses was a result of selling expenses coinciding with the increased volume and expenses relating to the registration of the Company's securities in the first quarter of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased slightly to 31.1% in the first quarter of fiscal year 1997 as compared to 30.7% for the first quarter of fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 80.5% to $242,000 in the first quarter of fiscal year 1997 as compared to $134,000 in the first quarter of fiscal year 1996. As a percentage of sales, research and development expenses decreased to 5.0% in the first quarter of fiscal year 1997 from 5.6% in the first quarter of fiscal year 1996. The decrease in percentage of sales was related to the increase in sales levels, while the overall level of expenditures is consistent with the Company's current operational plans.

Interest Expense. Interest expense, net, decreased by 49.8% to $14,000 in the first quarter of fiscal year 1997 as compared to $27,000 in the first quarter of fiscal year 1996. The decreased level of interest expense, net, was a result of decreased borrowing under the credit line and improved interest income.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $586,000 from September 30, 1996 to December 29, 1996. This reduction results primarily from cash usage from operations of $295,000. Accounts receivable increased $1,039,000 to support the increased sales volume while asset management programs were able to decrease inventories by $208,000. Customer deposits decreased by $145,000 as the orders related to these deposits were shipped in the quarter. Cash flow from financing activities was a use of $283,000 and resulted primarily from purchases of property, plant and equipment of $261,000. The Company believes it is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this Quarterly Report on Form 10-QSB and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

                         PART II  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
    27 -  Financial Data Schedule

(b)  Reports on Form 8-K
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BENTHOS, INC

                              By  /s/ Francis E. Dunne, Jr.
                                    Francis E. Dunne, Jr
                                   Chief Financial Officer
                                      and Treasurer
                           (Principal Financial and Accounting Officer)
DATE:   February 12, 1997