Form 10QSB
period 1997-03-30
BENTHOS INC
filed 1997-05-07
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 1997

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

Commission file number 0-28932
                                 BENTHOS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


        Massachusetts                                    04-2381876
        (State or Other Jurisdiction of                 (I.R.S. Employer
        Corporation or Organization)                    Identification No.)


        49 Edgerton Drive, North Falmouth, Massachusetts 02556
        (Addresses of Principal Executive Offices)       (Zip Code)

                                (508) 563-1000
                 Issuer's Telephone Number Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   --------       ----------


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                                          832,653
              (Class)                       (Outstanding stock at May 5, 1997)

Traditional Small Business Disclosure Format (check one):
Yes    X     No
   --------    --------

                         BENTHOS, INC. AND SUBSIDIARY
                                     INDEX

                                                                    Page  No.

Face Sheet                                                             1

Index                                                                  2

PART I
FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets                               3
                       March 30, 1997 (unaudited) and
                       September 30, 1996

             Consolidated Statements of Earnings (unaudited)           4
             Thirteen Weeks Ended
                       March 30, 1997 and
                       March 31, 1996

             Consolidated Statements of Earnings (unaudited)           5
             Twenty-Six Weeks Ended
                       March 30, 1997 and
                       March 31, 1996

             Consolidated Statements of Cash Flow (unaudited)          6
                       March 30, 1997 and
                       March 31, 1996

             Other Financial Information                               7

     Item 2. Management's Discussion and Analysis                      8-10
             of Financial Condition and Results
             of Operations

PART II
OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                          11

Signature                                                              11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     Benthos, Inc. and Subsidiary
                                                      Consolidated Balance Sheets

Assets                                            March 30, 1997     September 30, 1996
                                                   (unaudited)
Cash and Cash Equivalents                            $ 946,450             $ 751,357
Accounts Receivable                                  2,025,557             1,519,142
Inventories                                          2,995,589             3,551,258
Prepaid Expenses                                       354,599                70,039
Deferred Tax Asset                                     516,000               516,000
                                                     ---------             ---------
Total Current Assets                                 6,838,195             6,407,796

Property, Plant and Equipment:
Land                                                   127,339               127,339
Building and Improvement                             1,845,303             1,845,303
Equipment and Fixtures                               2,377,964             2,220,045
Demonstration Equipment                              1,461,455             1,348,204
Construction in Progress                                51,320                18,042
                                                     ---------             ---------
                                                     5,863,381             5,558,933

Less Accumulated Depreciation                        3,852,582             3,567,862
                                                     ---------             ---------
                                                     2,010,799             1,991,071
Other Assets                                           230,776               215,077
                                                     ---------             ---------
                                                    $9,079,770            $8,613,944
                                                    ==========            ==========
Liabilities and Stockholders' Investment

Current Maturities of Long-term Debt                   $32,542               $29,646
Accounts Payable                                       534,754               490,909
Accrued Expenses                                     1,104,322             1,680,893
Customer Deposits                                      189,901               275,911
                                                     ---------             ---------
Total Current Liabilities                            1,861,519             2,477,359

Long-term Debt, Net of Current Maturities              805,728               824,242

Common Stock                                            68,567                67,150
Capital in Excess of Par Value                         869,029               807,555
Retained Earnings                                    6,321,666             5,335,733
Treasury Stock, at Cost                               (846,739)             (898,095)
                                                     ---------             ---------
Total Stockholders' Investment                       6,412,523             5,312,343
                                                     ---------             ---------
                                                    $9,079,770            $8,613,944
                                                    ==========            ==========

                         Benthos, Inc. and Subsidiary
                      Consolidated Statements of Earnings
                                  (unaudited)

                                                           Thirteen Weeks Ended
                                                   March 30, 1997        March 31, 1996
Net Sales                                           $ 4,431,393           $ 3,002,334

Cost of Sales                                         1,996,776             1,296,429
                                                    -----------           -----------
Gross Profit                                          2,434,617             1,705,905

Selling, General & Administrative Expenses            1,333,818               971,315
Research and Development Expenses                       360,505               183,441
                                                    -----------           -----------
Income from Operations                                  740,294               551,149
                                                    -----------           -----------
Interest Income                                            2756                    56
Interest Expense                                        (19,991)              (33,952)
                                                    -----------           -----------
Income before Provision for Income Taxes                723,059               517,253
Provision for Income Taxes                              291,177               184,000
                                                    -----------           -----------
Net Income                                          $   431,882           $   333,253
                                                    ===========           ===========
Net Income Per Common and Common
       Equivalent Share Outstanding                 $      0.48           $      0.39
                                                    ===========           ===========
Weighted Average Common and Common
       Equivalent Share Outstanding                     906,000               852,000


                         Benthos, Inc. and Subsidiary
                      Consolidated Statements of Earnings
                                  (unaudited)


                                                         Twenty-Six Weeks Ended
                                                   March 30, 1997       March 31, 1996
Net Sales                                           $ 9,275,649           $ 5,398,421

Cost of Sales                                         4,152,516             2,393,106
                                                    -----------           -----------
Gross Profit                                          5,123,133             3,005,315

Selling, General & Administrative Expenses            2,838,735             1,678,479
Research and Development Expenses                       602,972               328,063
                                                    -----------           -----------
Income from Operations                                1,681,426               998,773
                                                    -----------           -----------
Interest Income                                            8849                    81
Interest Expense                                        (39,625)              (60,982)
                                                    -----------           -----------
Income before Provision for Income Taxes              1,650,650               937,872
Provision for Income Taxes                              664,717               328,000
                                                    -----------           -----------
Net Income                                          $   985,933           $   609,872
                                                    ===========           ===========
Net Income Per Common and Common
       Equivalent Share Outstanding                 $      1.08           $      0.71
                                                    ===========           ===========
Weighted Average Common and Common
       Equivalent Share Outstanding                     914,000               857,000


                         Benthos, Inc. and Subsidiary
                     Consolidated Statements of Cash Flow
                                  (unaudited)


                                                                       Twenty-Six Weeks Ended
                                                                    March 30, 1997       March 31, 1996
Cash Flows From Operating Activities:

Net Income                                                            $  985,933           $ 609,872

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
                     Depreciation and Amortization                       340,793             238,579
Changes in Assets and Liabilities:
                     Accounts Receivable                                (506,415)           (658,310)
                     Inventories                                         555,669            (668,284)
                     Prepaid Expenses                                   (284,560)             18,392
                     Accounts Payable & Accrued Expenses                (532,726)            706,568
                     Customer Deposits                                   (86,010)           (194,984)
                                                                      ----------           ---------
Net Cash Provided by Operating Activities                                472,684              51,833

Cash Flows from Financing Activities:
                    Purchase of Property, Plant & Equipment             (191,196)           (305,308)
                    Increase in Other Assets                             (70,777)            (27,240)
                                                                      ----------           ---------

Net Cash Used in Investing Activities                                   (261,973)           (332,548)

Cash Flows from Financing Activities:
                    Increase in Demand Note Payable                            0             300,000
                    Payments on long-term debt, net                      (15,618)            (15,570)
                                                                      ----------           ---------
Net Cash Provided by (Used in) Financing Activities                      (15,618)            284,430
                                                                      ----------           ---------
Net Increase in Cash and Cash Equivalents                                195,093                3715

Cash and Cash Equivalents, Beginning of Period                           751,357              17,461
                                                                      ----------           ---------
Cash and Cash Equivalents, End of Period                              $  946,450           $  21,176
                                                                      ==========           =========
Supplemental Disclosure of Cash Flow Information:
                    Interest Paid                                     $   19,991           $  60,983
                    Income Taxes Paid                                 $1,555,392           $ 142,079


                          Other Financial Information

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Benthos, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the thirteen week and twenty-six week periods ended March 30, 1997 and March 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            March 30,1997    September 30, 1996
      Raw Material                              $ 136,565          $ 203,314

      Work-in-Process                           2,823,721          3,226,405

      Finished Goods                               35,303            121,539
                                              -----------        -----------
                                              $ 2,995,589        $ 3,551,258


Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations -- Second quarter of fiscal year 1997 compared with second quarter of fiscal year 1996.

The following table presents, for the periods indicated, the percentage relationship of Consolidated Statements of Earnings items to total sales:


                         Benthos, Inc. and Subsidiary
                      Consolidated Statements of Earnings
                                  (unaudited)

                                                      Thirteen Weeks Ended

                                                March 30, 1997   March 31, 1996
Net Sales                                           100.0%           100.0%

Cost of Sales                                        45.1%            43.2%
                                                   --------         --------
Gross Profit                                         54.9%            56.8%
Selling, General & Administrative Expenses           30.1%            32.4%
Research and Development Expenses                     8.1%             6.1%
                                                   --------         --------

Income from Operations                               16.7%            18.3%
Interest Expense, Net                                (0.4%)           (1.1%)
                                                   --------         --------

Income Before Provision for Income Taxes             16.3%            17.2%
                                                   --------         --------

Provisions for Income Taxes                           6.5%             6.1%
                                                   --------         --------

Net Income                                            9.8%            11.1%
                                                   ========         ========

Sales. Total sales increased by 47.6% in the second quarter of fiscal year 1997 to $4,431,000 as compared to $3,002,000 in the second quarter of fiscal year 1996. Sales of the Undersea Systems Division increased by 118.3% to $2,912,000 in the second quarter of fiscal year 1997 as compared to $1,334,000 in the second quarter of fiscal year 1996. The increase in Undersea Systems Division sales was largely the result of increased shipments of hydrophones used for off shore oil exploration as well as an overall increase in the sales of the Company's acoustic and glass flotation product lines. Sales in the Container Inspection Systems Division were $1,519,000 in the second quarter of fiscal year 1997 as compared to $1,668,000 in the second quarter of fiscal year 1996. This 8.9% decrease resulted primarily from the shipments to Miller Brewing in the 1996 period which were not entirely repeated in the 1997 period.

Gross Profit. Gross Profit increased by 42.7% to $2,435,000 for the second quarter of fiscal year 1997 as compared to $1,706,000 for the second quarter of fiscal year 1996. As a percentage of sales, gross profit was 54.9% in the second quarter of fiscal year 1997 as compared to 56.8% for the second quarter of fiscal year 1996. The decrease in gross profit percentage was attributed to a higher sales mix in the Undersea Systems Division which was partially offset by overhead efficiencies related to the increased sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 37.3% to $1,334,000 for the second quarter of fiscal year 1997 as compared to $971,000 in the second quarter of fiscal year 1996. The increase in total expenses was a result of higher selling expenses coinciding with the increased volume, non recurring expenses relating to obtaining the Company's listing on the Nasdaq SmallCap Market, higher legal expenses in connection with the Company's proxy solicitation in the second quarter of fiscal year 1997, and additional personnel necessary to support the Company's growth . As a percentage of sales, selling, general and administrative expenses decreased to 30.1% in the second quarter of fiscal year 1997 as compared to 32.4.% for the second quarter of fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 96.5% to $361,000 in the second quarter of fiscal year 1997 as compared to $183,000 in the second quarter of fiscal year 1996. As a percentage of sales, research and development expenses increased to 8.1% in the second quarter of fiscal year 1997 from 6.1% in the first quarter of fiscal year 1996. The increase in the overall level of expenditures is consistent with the Company's current operational plans.

Interest Expense. Interest expense, net, decreased by 49.2% to $17,200 in the second quarter of fiscal year 1997 as compared to $33,900 in the second quarter of fiscal year 1996. The decreased level of interest expense, net, was a result of decreased borrowing under the credit line and improved interest income.


Results of Operations - First half of fiscal year 1997 compared with first half of fiscal year 1996.

The following table presents, for the periods indicated, the percentage relationships of Consolidated Statements of Earnings items to total sales:


                         Benthos, Inc. and Subsidiary
                      Consolidated Statements of Earnings
                                  (unaudited)

                                                   Twenty-Six Weeks Ended

                                                March 30, 1997   March 31, 1996
Net Sales                                             100.0%           100.0%

Cost of Sales                                          44.8%            44.3%
                                                     --------         --------
Gross Profit                                           55.2%            55.7%
Selling, General & Administrative Expenses             30.6%            31.1%
Research and Development Expenses                       6.5%             6.1%
                                                     --------         --------

Income from Operations                                 18.1%            18.5%
Interest Expense, Net                                  (0.3%)           (1.1%)
                                                     --------         --------

Income Before Provision for Income Taxes               17.8%            17.4%
                                                     --------         --------

Provisions for Income Taxes                             7.2%             6.1%
                                                     --------         --------

Net Income                                             10.6%            11.3%

Sales. Total sales increased by 71.8% in the first half of fiscal year 1997 to $9,276,000 as compared to $5,398,000 in the first half of fiscal year 1996. Sales in the Container Inspection Systems Division increased by 16.8% to $3,557,000 in the first half of fiscal year 1997as compared to $3,046,000 in the first half of fiscal year 1996. This results from the company's continued penetration of the food and beverage market and the domestic and international brewery industries. Sales of the Undersea Systems Division increased by 143.2% to $5,719,000 in the first half of fiscal year 1997 as compared to $2,352,000 in the first half of fiscal year 1996. The increase in sales of the Undersea Systems Division was largely the result of increased shipments of hydrophones used for off shore oil exploration as well as an increase in sales of the Company's acoustic and glass flotation product lines.

Gross Profit. Gross Profit increased by 70.5% to $5,123,000 for the first half of fiscal year 1997 as compared to $3,005,000 for the first half of fiscal year 1996. As a percentage of sales, gross profit was 55.2% in the first half of fiscal year 1997 as compared to 55.7% for the first half of fiscal year 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 69.1% to $2,839,000 for the first half of fiscal year 1997 as compared to $1,678,000 in the first half of fiscal year 1996. The increase in total expenses was a result of higher selling expenses coinciding with the increased volume, investments in staff necessary to support the company's growth, expenses relating to the registration of the Company's securities, expenses related to obtaining the Company's listing on the Nasdaq SmallCap Market, and legal expenses in connection with the Company's proxy solicitation in the first half of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses decreased slightly to 30.6% in the first half of fiscal year 1997 as compared to 31.1% for the first half of fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 83.8% to $603,000 in the first half of fiscal year 1997 as compared to $328,000 in the first half of fiscal year 1996. As a percentage of sales, research and development expenses increased to 6.5% in the first half of fiscal year 1997 from 6.1% in the first half of fiscal year 1996. The increase in the percentage of sales and dollars expended is consistent with the Company's current operational plans.

Interest Expense. Interest expense, net, decreased by 49.5% to $31,000 in the first half of fiscal year 1997 as compared to $61,000 in the first half of fiscal year 1996. The decreased level of interest expense, net, was a result of decreased borrowing under the credit line and improved interest income.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $195,000 from September 30, 1996 to March 30, 1997. This increase resulted primarily from cash generated from operations of $473,000. Accounts receivable increased $506,000 to support the increased sales volume while asset management programs were able to decrease inventories by $556,000. Customer deposits decreased by $86,000 as the orders related to these deposits were shipped. Cash flow from investing activities was a use of $262,000 and resulted primarily from purchases of property, plant and equipment of $191,000. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through current earnings and available credit facilities.


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

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    The exhibits set forth in the
    Exhibit Index on the following page
    are filed herewith as a
    part of this report.

(b) Reports on Form 8-K
    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       BENTHOS, INC

                                          By  /s/ Francis E. Dunne, Jr.
                                                   Francis E. Dunne, Jr
                                                  Chief Financial Officer
                                                       and Treasurer
                                    (Principal Financial and Accounting Officer)
DATE:   May 5, 1997

                              EXHIBIT INDEX

     Exhibit


      3.1           Restated Articles of Organization (1)

      3.2           Articles of Amendment dated April 28, 1997.

      3.3           By-Laws (1)

      4.1           Common Stock Certificate (1)

     10.1           Employment Contract with Samuel O. Raymond (1)

     10.2           Third Amendment to Employment Contract with Samuel O.
                      Raymond

     10.3           Employment Contract with John L. Coughlin (1)

     10.4           Employee Stock Ownership Plan (1)

     10.5           First Amendment to Employee Stock Ownership Plan

     10.6           401(k) Retirement Plan (1)

     10.7           First Amendment to 401(k) Retirement Plan

     10.8           Second Amendment to 401(k) Retirement Plan

     10.9           Supplemental Executive Retirement Plan (1)

     10.10          1990 Stock Option Plan (1)

     10.11          Stock Option Plan for Non-Employee Directors(1)

     10.12 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

     10.13 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

     10.14 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996(1)

     10.15 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended(1)

     10.16 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994(1)

     Exhibit


      11            Computation of Earnings Per Share

      21            Subsidiaries of the Registrant (1)

      27            Financial Data Schedule



     (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-28932) and incorporated herein by this reference.