Form 10QSB
period 1997-06-30
BENTHOS INC
filed 1997-08-13
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 1997
                               -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

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

Yes  X     No ___
    ---

State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                                      848,403
          (Class)                       (Outstanding stock at August 11, 1997)

Traditional Small Business Disclosure Format (check one):
Yes  X     No ___
    ---

                         BENTHOS, INC. AND SUBSIDIARY
                                     INDEX

                                                                                               Page  No.
Face Sheet                                                                                          1

Index                                                                                               2

PART I
FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets (unaudited)                                    3
                     June 29, 1997 and
                     September 30, 1996

               Condensed Consolidated Statements of Earnings (unaudited)                            4
               Thirteen Weeks Ended
                     June 29, 1997 and
                     June 30, 1996

               Condensed Consolidated Statements of Earnings (unaudited)                            5
               Thirty-Nine Weeks Ended
                     June 29, 1997 and
                     June 30, 1996

               Condensed Consolidated Statements of Cash Flow (unaudited)                           6
                     June 29, 1997 and
                     June 30, 1996

               Notes to Financial Statements                                                        7-8

     Item 2.   Management's Discussion and Analysis                                                 9-12
               of Financial Condition and Results
               of Operations

PART II
OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                                     13

Signature                                                                                           13

                       PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                           Benthos, Inc. and Subsidiary
                                       Condensed Consolidated Balance Sheets
                                                  (unaudited)

Assets                                          June 29, 1997      September 30, 1996
Cash and Cash Equivalents                          $2,068,584           $  751,357
Accounts Receivable                                 1,467,158            1,519,142
Inventories                                         2,658,524            3,551,258
Prepaid Expenses                                      328,882               70,039
Deferred Tax Asset                                    516,000              516,000
                                                   ----------           ----------
Total Current Assets                                7,039,148            6,407,796

Property, Plant and Equipment:
Land                                                  127,339              127,339
Building and Improvements                           1,845,303            1,845,303
Equipment and Fixtures                              2,528,042            2,220,045
Demonstration Equipment                             1,462,556            1,348,204
Construction in Progress                                    0               18,042
                                                   ----------           ----------
                                                    5,963,240            5,558,933

Less Accumulated Depreciation                       3,992,003            3,567,862
                                                   ----------           ----------
                                                    1,971,237            1,991,071
Other Assets                                          235,671              215,077
                                                   ----------           ----------
                                                   $9,246,056           $8,613,944
                                                   ==========           ==========
Liabilities and Stockholders' Investment

Current Maturities of Long-term Debt               $   33,300           $   29,646
Accounts Payable                                      388,591              490,909
Accrued Expenses                                    1,135,212            1,680,893
Customer Deposits                                     124,443              275,911
                                                   ----------           ----------
Total Current Liabilities                           1,681,546            2,477,359

Long-term Debt, Net of Current Maturities             797,204              824,242

Common Stock, $.0667 par value-
  Authorized - 2,500,000 shares
  Issued - 1,039,285 and 1,006,785 shares at
  June 29, 1997 and September 30, 1996,
  respectively                                         69,318               67,150
Capital in Excess of Par Value                        925,481              807,555
Retained Earnings                                   6,619,246            5,335,733
Treasury Stock, at Cost                              (846,739)            (898,095)
                                                   ----------           ----------
Total Stockholders' Investment                      6,767,306            5,312,343
                                                   ----------           ----------
                                                   $9,246,056           $8,613,944
                                                   ==========           ==========

                         Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                                  (unaudited)

                                                           Thirteen Weeks Ended
                                                     June 29, 1997       June 30, 1996
Net Sales                                               $3,913,430          $3,475,783

Cost of Sales                                            1,787,695           1,664,530
                                                        ----------          ----------
Gross Profit                                             2,125,735           1,811,253

Selling, General & Administrative Expenses               1,278,536           1,104,366
Research and Development Expenses                          404,846             150,188
                                                        ----------          ----------
Income from Operations                                     442,353             556,699

Interest Income                                              6,802               1,654
Interest Expense                                           (19,490)            (22,695)
                                                        ----------          ----------
Income before Provision for Income Taxes                   429,665             535,658
Provision for Income Taxes                                 132,085             188,000
                                                        ----------          ----------
Net Income                                              $  297,580          $  347,658
                                                        ==========          ==========
Net Income Per Common and Common
  Equivalent Share                                           $0.33               $0.39
Weighted Average Common and Common                      ==========          ==========
  Equivalent Shares Outstanding                            913,000             898,000

                         Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                                  (unaudited)

                                                             Thirty-Nine Weeks Ended
                                                        June 29, 1997           June 30, 1996
Net Sales                                                 $13,189,079             $8,874,204

Cost of Sales                                               5,940,211              4,057,636
                                                          -----------             ----------
Gross Profit                                                7,248,868              4,816,568

Selling, General & Administrative Expenses                  4,117,272              2,782,845
Research and Development Expenses                           1,007,819                478,251
                                                          -----------             ----------
Income from Operations                                      2,123,777              1,555,472

Interest Income                                                15,654                  1,734
Interest Expense                                              (59,116)               (83,676)
                                                          -----------             ----------
Income before Provision for Income Taxes                    2,080,315              1,473,530
Provision for Income Taxes                                    796,802                516,000
                                                          -----------             ----------
Net Income                                                $ 1,283,513             $  957,530
                                                          ===========             ==========
Net Income Per Common and Common
       Equivalent Share                                         $1.41                  $1.09
Weighted Average Common and Common                        ===========             ==========
       Equivalent Shares Outstanding                          914,000                876,000

                         Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                  (unaudited)

                                                                        Thirty-Nine Weeks Ended
                                                                 June 29, 1997           June 30, 1996
Cash Flows From Operating Activities:

Net Income                                                        $1,283,513               $  957,530

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
       Depreciation and Amortization                                 583,773                  446,074
Changes in Assets and Liabilities:
       Accounts Receivable                                            51,984                  134,943
       Inventories                                                   892,734                 (434,123)
       Prepaid Expenses                                             (258,843)                   3,971
       Accounts Payable & Accrued Expenses                          (647,999)                 835,569
       Customer Deposits                                            (151,468)                (148,638)
                                                                  ----------               ----------
Net Cash Provided by Operating Activities                          1,753,694                1,795,326

Cash Flows from Financing Activities:
       Purchase of Property, Plant & Equipment                      (328,085)                (520,389)
       Increase in Other Assets                                      (84,998)                 (33,876)
                                                                  ----------               ----------
Net Cash Used in Investing Activities                               (413,083)                (554,265)

Cash Flows from Financing Activities:
       Decrease in Demand Note Payable                                     0                 (275,000)
       Payments on long-term debt, net                               (23,384)                 (24,892)
                                                                  ----------               ----------
Net Cash Used in Financing Activities                                (23,384)                (299,892)
                                                                  ----------               ----------
Net Increase in Cash and Cash Equivalents                          1,317,227                  941,169

Cash and Cash Equivalents, Beginning of Period                       751,357                   17,461
                                                                  ----------               ----------
Cash and Cash Equivalents, End of Period                          $2,068,584               $  958,630
                                                                  ==========               ==========
Supplemental Disclosure of Cash Flow Information:
       Interest Paid                                              $   59,116               $   83,676
       Income Taxes Paid                                          $1,624,164               $  235,337

                                 Benthos, Inc.
                         Notes to Financial Statements

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Benthos, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the thirteen week and thirty-nine week periods ended June 29, 1997 and June 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                           June 29,1997       September 30, 1996

      Raw Materials         $  107,566               $  203,314

      Work-in-Process        2,515,655                3,226,405

      Finished Goods            35,303                  121,539
                            ----------               ----------
                            $2,658,524               $3,551,258
                            ==========               ==========

3.  Net Income Per Share

Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

In February 1997 the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128).
SFAS No. 128 must be adopted as of December 31, 1997 and all prior earnings per share amounts must be retroactively restated.

In accordance with Staff Accounting Bulletin No. 74, the Company is disclosing the effect this statement would have on the thirteen weeks and thirty-nine weeks ended June 29, 1997 and June 30, 1996 on a pro forma basis. The following table summarizes the pro forma earnings per share amounts under SFAS No. 128.

                                                 Net Income     Shares     Per Share Amount
                                                  For the thirteen weeks ended June 29, 1997
Net Income                                       $  297,600          --            --
Basic Earnings per share:
Income available to common stockholders             297,600     836,000          $0.36
                                                                                 =====
Diluted earnings per share:
Options issued to Directors, Officers, and               --      77,000            --
  employees                                      ----------    --------
Income available to common stockholders          $  297,600     913,000          $0.33
  plus assumed conversions                       ==========    ========          =====
                                                 For the thirteen weeks ended June 30, 1996

Net Income                                       $  347,700          --            --
Basic Earnings per share:
Income available to common stockholders             347,700     790,000          $0.44
                                                                                 =====
Diluted earnings per share:
Options issued to Directors, Officers, and               --     108,000            --
  employees                                      ----------    --------
Income available to common stockholders          $  347,700     898,000          $0.39
  plus assumed conversions                       ==========    ========          =====
                                                 Net Income     Shares     Per Share Amount
                                                  For the thirty-nine weeks ended June 29, 1997

Net Income                                       $1,283,500          --            --
Basic Earnings per share:
Income available to common stockholders           1,283,500     821,000          $1.56
                                                                                 =====
Diluted earnings per share:
Options issued to Directors, Officers, and               --      93,000            --
  employees                                      ----------    --------
Income available to common stockholders          $1,283,500     914,000          $1.41
  plus assumed conversions                       ==========    ========          =====
                                                 For the thirty-nine weeks ended June 30, 1996

Net Income                                       $  957,500          --            --
Basic Earnings per share:
Income available to common stockholders             957,500     790,000          $1.21
                                                                                 =====
Diluted earnings per share:
Options issued to Directors, Officers, and               --      86,000            --
  employees                                      ----------    --------
Income available to common stockholders          $  957,500     876,000          $1.09
  plus assumed conversions                       ==========    ========          =====

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations -- Third quarter of fiscal year 1997 compared with third quarter of fiscal year 1996.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                                 Thirteen Weeks Ended
                                                         June 29, 1997          June 30, 1996
                                                                    (unaudited)
Net Sales                                                    100.0%                 100.0%

Cost of Sales                                                 45.7%                  47.9%
                                                             -----                  -----
Gross Profit                                                  54.3%                  52.1%
Selling, General & Administrative Expenses                    32.7%                  31.8%
Research and Development Expenses                             10.3%                   4.3%
                                                             -----                  -----
Income from Operations                                        11.3%                  16.0%
Interest Expense, Net                                         (0.3%)                 (0.6%)
                                                             -----                  -----
Income Before Provision for Income Taxes                      11.0%                  15.4%

Provision for Income Taxes                                     3.4%                   5.4%
                                                             -----                  -----
Net Income                                                     7.6%                  10.0%
                                                             =====                  =====

Sales. Total sales increased by 12.6% in the third quarter of fiscal year 1997 to $3,913,000 as compared to $3,476,000 in the third quarter of fiscal year 1996. Sales of the Undersea Systems Division increased by 62.4% to $2,239,000 in the third quarter of fiscal year 1997 as compared to $1,378,000 in the third quarter of fiscal year 1996. The increase in Undersea Systems Division sales was largely the result of increased shipments of hydrophones used for off shore oil exploration as well as an overall increase in the sales of the Company's acoustic, imaging and glass flotation product lines. Sales in the Container Inspection Systems Division were $1,674,000 in the third quarter of fiscal year 1997 as compared to $2,098,000 in the third quarter of fiscal year 1996. This 20.2% decrease is due to the timing of purchases by customers of new equipment.

Gross Profit. Gross Profit increased by 17.4% to $2,126,000 for the third quarter of fiscal year 1997 as compared to $1,811,000 for the third quarter of fiscal year 1996. As a percentage of sales, gross profit was 54.3% in the third quarter of fiscal year 1997 as compared to 52.1% for the third quarter of fiscal year 1996. The increase in gross profit percentage was attributed primarily to sales mix within the Undersea Systems Division and overhead efficiencies related to the increased sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 15.9% to $1,279,000 for the third quarter of fiscal year 1997 as compared to $1,104,000 in the third quarter of fiscal year 1996. The increase in total expenses was a result of higher selling and advertising expenses coinciding with the increased volume and product promotion, the costs of the Company's sales meetings held in the third quarter of 1997, expenses related to the Company's Annual Stockholders Meeting, the investor relations function and additional personnel necessary to support the Company's growth . As a percentage of sales, selling, general and administrative expenses increased to 32.7% in the third quarter of fiscal year 1997 as compared to 31.8% for the third quarter of fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 170% to $405,000 in the third quarter of fiscal year 1997 as compared to $150,000 in the third quarter of fiscal year 1996. As a percentage of sales, research and development expenses increased to 10.3% in the third quarter of fiscal year 1997 from 4.3% in the third quarter of fiscal year 1996. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Expense. Interest expense, net, decreased to $12,700 in the third quarter of fiscal year 1997 as compared to $21,000 in the third quarter of fiscal year 1996. The decreased level of interest expense, net, was a result of decreased borrowing under the credit line and improved interest income due to higher cash balances invested.

Provision for Income Taxes. The provision for income taxes decreased to $132,000 in the third quarter of fiscal year 1997 from $188,000 in the third quarter of fiscal year 1996. The effective tax rate used in the third quarter of fiscal year 1997 was 30.7% as compared to 35.1% in the third quarter of fiscal year 1996. In the third quarter of fiscal year 1997, the Company recognized a cumulative adjustment to the effective tax rate for fiscal year 1997 to 38.3% as compared to the rate of 40.3% used in the first two quarters of fiscal year 1997. This adjustment recognizes the increased benefits to be realized from the Company's Foreign Sales Corporation.

Results of Operations - First three quarters of fiscal year 1997 compared with first three quarters of fiscal year 1996.

The following table presents, for the periods indicated, the percentage relationships of Condensed Consolidated Statements of Earnings items to total sales:

                                                                  Thirty-Nine Weeks Ended
                                                           June 29, 1997           June 30, 1996
                                                                       (unaudited)
Net Sales                                                       100.0%                 100.0%

Cost of Sales                                                    45.0%                  45.7%
                                                                -----                  -----
Gross Profit                                                     55.0%                  54.3%
Selling, General & Administrative Expenses                       31.2%                  31.4%
Research and Development Expenses                                 7.7%                   5.4%
                                                                -----                  -----
Income from Operations                                           16.1%                  17.5%
Interest Expense, Net                                            (0.4%)                 (0.9%)
                                                                -----                  -----
Income Before Provision for Income Taxes                         15.7%                  16.6%

Provision for Income Taxes                                        6.0%                   5.8%
                                                                -----                  -----
Net Income                                                        9.7%                  10.8%
                                                                =====                  =====

Sales. Total sales increased by 48.6% in the first three quarters of fiscal year 1997 to $13,189,000 as compared to $8,874,000 in the first three quarters of fiscal year 1996. Sales of the Undersea Systems Division increased by 113.3% to $7,957,000 in the first three quarters of fiscal year 1997 as compared to $3,730,000 in the first three quarters of fiscal year 1996. The increase in sales of the Undersea Systems Division was largely the result of increased shipments of hydrophones used for off shore oil exploration as well as an increase in sales of the Company's acoustic, imaging and glass flotation product lines. Sales in the Container Inspection Systems Division were essentially flat in the comparable 39 week periods.

Gross Profit. Gross Profit increased by 50.5% to $7,249,000 for the first three quarters of fiscal year 1997 as compared to $4,817,000 for the first three quarters of fiscal year 1996. As a percentage of sales, gross profit was 55.0% in the first three quarters of fiscal year 1997 as compared to 54.3% for the first three quarters of fiscal year 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 47.9% to $4,117,000 for the first three quarters of fiscal year 1997 as compared to $2,783,000 in the first three quarters of fiscal year 1996. The increase in total expenses was a result of higher selling and commission expenses coinciding with the increased volume, investments in staff necessary to support the company's growth, expenses relating to the registration of the Company's securities, expenses related to obtaining the Company's listing on the Nasdaq SmallCap Market, legal expenses in connection with the Company's proxy solicitation, costs of the Annual Stockholders Meeting, trade show activity, sales meeting expenses, and investor relations activities in the first three quarters of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses decreased slightly to 31.2% in the first three quarters of fiscal year 1997 as compared to 31.4% for the first three quarters of fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 110.7% to $1,008,000 in the first three quarters of fiscal year 1997 as compared to $478,000 in the first three quarters of fiscal year 1996. As a percentage of sales, research and development expenses increased to 7.7% in the first three quarters of fiscal year 1997 from 5.4% in the first three quarters of fiscal year 1996. The increase in the percentage of sales and dollars expended is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Expense. Interest expense, net, decreased to $43,000 in the first three quarters of fiscal year 1997 as compared to $82,000 in the first three quarters of fiscal year 1996. The decreased level of interest expense, net, was a result of decreased borrowing under the credit line and improved interest income due to higher invested cash balances.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $1,317,000 from September 30, 1996 to June 29, 1997. This increase resulted primarily from cash generated from operations of $1,754,000. Accounts receivable decreased $52,000 as improved collection activities offset the increased sales volume and asset management programs were able to decrease inventories by $893,000. Customer deposits decreased by $151,000 as the orders related to these deposits were shipped. Cash flow from investing activities was a use of $413,000 and resulted primarily from purchases of property, plant and equipment of $328,000. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

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

PART II - OTHER INFORMATION

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

DATE: August 12, 1997

                                 EXHIBIT INDEX

          Exhibit


           3.1      Restated Articles of Organization (1)

           3.2      Articles of Amendment dated April 28, 1997. (2)

           3.3      By-Laws (1)

           4.1      Common Stock Certificate (1)

          10.1      Employment Contract with Samuel O. Raymond (1)

          10.2      Amendment to Employment Contract with Samuel O. Raymond (2)

          10.3      Employment Contract with John L. Coughlin (1)

          10.4      Employee Stock Ownership Plan (1)

          10.5      First Amendment to Employee Stock Ownership Plan (2)

          10.6      401(k) Retirement Plan (1)

          10.7      First Amendment to 401(k) Retirement Plan (2)

          10.8      Second Amendment to 401(k) Retirement Plan (2)

          10.9      Third Amendment to 401(k) Retirement Plan

          10.10     Supplemental Executive Retirement Plan (1)

          10.11     1990 Stock Option Plan (1)

          10.12     Stock Option Plan for Non-Employee Directors(1)

          10.13 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

          10.14 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

          10.15 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996

          10.16 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.17 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          Exhibit

          10.18 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

          10.19 License Agreement between the Company and Optikos Corporation dated July 29, 1997

          11        Computation of Earnings Per Share

          21        Subsidiaries of the Registrant (1)

          27        Financial Data Schedule


          (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-28932) and incorporated herein by this reference.

          (2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. O-28932) and incorporated herein by this reference.