Form 10KSB
period 1997-09-30
BENTHOS INC
filed 1997-12-23
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                    ---------------------------------------

                                  FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 of 15(d) of the Securities Exchange Act of 1934


           For the Fiscal Year Ended September 30, 1997

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transitional period from _______ to ________


Commission File No. 0-28932


                                 BENTHOS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


             Massachusetts                             04-2381876
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


 49 Edgerton Drive, Falmouth, Massachusetts                  02556
--------------------------------------------         --------------------
 (Address of Principal Executive Offices)                  (Zip Code)


                                 508-563-1000
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


             Securities registered under Section 12(b) of the Act:


                                         Name of Each Exchange on
     Title of Each Class                 Which Each Class is to be to be so
     Registered                          Registered

            None

             Securities registered under Section 12(g) of the Act:

                        Common Stock, $.0667 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [_]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant had total operating revenues of $17,048,000 for its most recent fiscal year ended September 30, 1997.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 1997, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $16.00 per share was $16,051,752. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           1,291,167 Shares of Common Stock, as of December 5, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index


Transitional Small Business Issuer Format (check one):

Yes  [_]       No  [X]

     This report contains forward-looking statements which involve certain risks and uncertainties. See Item 6, "Management's Discussion and Analysis -- Forward-Looking Information" herein. Actual results and events may differ from those discussed in the forward-looking statements.

     Except as otherwise noted herein, all information in this report has been adjusted to reflect the three for two stock split, effected in the form of a stock dividend paid by the Company to stockholders of record as of November 18, 1997.

ITEM 1.  DESCRIPTION OF BUSINESS

     Benthos, Inc. (the "Company") was founded in 1962 to act as a supplier of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 35 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division.

     Historically, the Company has focused its efforts on the Undersea Systems marketplace with particular emphasis placed on the military and government markets. Early in the 1990's, funding for these markets declined and the Company's sales to these markets suffered a corresponding reduction. As a result, the Company shifted its priorities to business development efforts in commercial markets. These markets include the geophysical industry, where the Company's hydrophone products are used to discover oil and gas deposits offshore, as well as the scientific research, nuclear inspection and environmental markets. Also as a result of these efforts, added resources were applied to the Company's Container Inspection Systems Division. A series of new products were introduced and these products gained rapid acceptance into major market segments such as the beer and beverage markets. The Company plans to continue its emphasis on these markets into the future independent of any recovery in the levels of government funding for the military market.

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

     Acoustic releases are sound-operated devices that will anchor underwater products in place and will release those products, allowing them to float to the surface, in response to an acoustic command signal transmitted from the surface. The acoustic release product line includes both deep water (up to 12,000 meters), heavy duty, releases as well as recently introduced shallow water (up to 600 meters), light duty, low cost releases. Releases may be operated with companion deck control units.

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

     c.   Imaging

     The imaging products group consists of a line of cameras that are packaged in enclosures that allow them to operate at varying depths underwater. The Company's capabilities include still cameras (typically 35 mm), video cameras, and recently introduced digital still cameras that can capture an image comprised of digital data for transmission to the surface and subsequent processing by software. The Company also sells companion underwater camera flashes.

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

     f.   RayTrak

     RayTrak is an X-ray based container inspection system used to determine if containers are filled to the correct level. The inspection system illuminates the container with an X-ray beam as it passes through the RayTrak. A detector measures the X-ray radiation that passes through the container and correlates that signal to the level of material in the container. The system can be configured to detect underfills, overfills, or both. Containers such as steel cans, aluminum beverage cans, bottles and jars are used with RayTrak.

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

3.   New Products

     The Company continually invests in new product development. During the past fiscal year, the Company introduced the Geopoint and RDA-X geophysical hydrophones for sale. The Company also completed several upgrades and product enhancements to its TapTone products. The Company also initiated other product development projects that it plans to complete during fiscal year 1998.

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

     Container Inspection Systems Division

     The Container Inspection Systems Division competes with a number of domestic and international competitors. At least two of these companies are larger than the Company and offer a broader range of products. All of these competitors offer some products that compete with certain models offered by the Company. One German competitor recently introduced a product designed to compete with the Company's leak detection products used for glass bottles with metal caps.

     The Company's policy is to compete by offering technically advanced, innovative products. The Company also has a policy of pursuing patent protection for its products when possible. The Company also competes by providing customers with well trained field service and application engineering support.

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

6.   Dependence on Major Customers.

     Although the Company has a number of major customers, during fiscal 1997, only one customer, Syntron, Inc., represented more than 10% of the Company's total revenue.

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

     During fiscal 1997, less than 5% of the sales of the Undersea Systems Division were derived from military procurement contracts, particularly contracts with the U.S. Navy. Accordingly, these revenues will continue to be subject to the risks of changes in government appropriations and changes in national defense policies and priorities. There can be no assurance that the U.S. Navy will continue to purchase the Company's products.

9.   Effect of Government Regulations

     The Company is not aware of any government regulations or pending legislation that would affect the future sale of its products.

10.  Research and Development

     The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $598,000, $665,000 and $1,307,000 for the fiscal years ended September 30, 1995, 1996 and 1997, respectively. In addition, the Company has an ongoing technical consulting agreement with William
D. McElroy, an expert in undersea acoustics.

11.  Environmental Protection Regulations

     The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.  Employees

     As of September 30, 1997, the Company employed 72 full-time individuals, 12 of whom were engaged in research and development, 33 in manufacturing and 27 in sales, marketing and administrative positions. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter and is listed on the Nasdaq SmallCap Market under the symbol BTHS. Prior to January 31, 1997, the Company's Common Stock was traded on the OTC Bulletin Board.

     The following table sets forth the high and low bid information for the Company's Common Stock for the periods shown. Said quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The stock prices set forth below are adjusted to reflect the three for two stock split, effected in the form of a stock dividend paid to stockholders of record as of November 18, 1997.


               Quarter Ended              High    Low

               December 31, 1995          4.83   2.33
               March 31, 1996             5.00   2.83
               June 30, 1996             10.66   4.00
               September 30, 1996        10.66   9.33
               December 31, 1996         13.99   9.82
               March 31, 1997            13.99  10.08
               June 30, 1997             12.32   9.49
               September 30, 1997        17.99  11.83

     As of December 5, 1997, there were approximately 300 holders of record of the Company's Common Stock.

     The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

     The Company did not issue any equity securities during the fiscal year ended September 30, 1997 that were not registered under the Securities Act of 1933, other than the issuance of 5,390 shares of Common Stock to the Benthos, Inc. Employee Stock Ownership Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Overview

     The Company was founded in 1962 to act as a supplier of oceanographic products. Over the last 35 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division. The Container Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

Results of Operations

     The following table presents, for the periods indicated, certain consolidated statements of income data.


                                     Year Ended
                                    September 30,
                              -------------------------
                               1997     1996     1995
                              -------  -------  -------
                                   (In Thousands)
Net sales                     $17,048  $11,723   $8,014

Cost of sales                   7,640    5,392    4,033
                              -------  -------   ------

Gross profit                    9,408    6,331    3,981
Selling, general and
  administrative expenses       5,536    3,733    3,010
Research and development
  expenses                      1,307      665      598
                              -------  -------   ------

Income from operations          2,565    1,933      373
Interest expense, net              40       96      125
                              -------  -------   ------
Income before provision
  for income taxes              2,525    1,837      248

Provision for income taxes        967      666       86
                              -------  -------   ------

Net income                    $ 1,558  $ 1,171   $  162
                              =======  =======   ======

    The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to net sales.


                                        Year Ended
                                       September 30,
                               ---------------------------
                                1997      1996       1995
                               ------    ------     ------

Net sales                      100.0%    100.0%     100.0%

Cost of sales                   44.8      46.0       50.3
                               -----     -----      -----

Gross profit                    55.2      54.0       49.7
Selling, general and
  administrative expenses       32.5      31.8       37.6
Research and development
  expenses                       7.7       5.7        7.5
                               -----     -----      -----

Income from operations          15.0      16.5        4.6
Interest expense, net            0.2       0.8        1.5
                               -----     -----      -----
Income before provision for
  income taxes                  14.8      15.7        3.1
Provision for income taxes       5.7       5.7        1.1
                               -----     -----      -----

Net income                       9.1%     10.0%       2.0%
                               =====     =====      =====

Years Ended September 30, 1997 and 1996

Sales. Total sales increased 45.4% to $17,048,000 for fiscal year 1997 as compared to $11,723,000 for fiscal year 1996. Sales by the Undersea Systems Division increased by 80.5% to $9,871,000 for fiscal year 1997 as compared to $5,468,000 for fiscal year 1996. The increase in Undersea Systems Division sales was the result of the increased shipments of hydrophones used for offshore oil exploration as well as an overall increase in the sales of the Company's acoustic, imaging, and glass flotation product lines. Sales by the Container Inspection Systems Division increased by 14.7% to $7,177,000 for fiscal year 1997 as compared to $6,255,000 for fiscal year 1996. This increase was attributable to improved sales to the worldwide brewing industry as well as continued penetration of the food and beverage segments.

Gross Profit. Gross profit increased by 48.6% to $9,408,000 for fiscal year 1997 as compared to $6,331,000 for fiscal year 1996. As a percentage of sales, gross profit was 55.2% for fiscal year 1997 as compared to 54.0% for fiscal year 1996, principally as a result of changes in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 48.3% to $5,536,000 for fiscal year 1997 as compared to $3,733,000 for fiscal year 1996. The increase in total expenses was a result of higher selling and commission expenses coinciding with the increased volume, additional staff necessary to support the Company's growth, expenses relating to the registration and listing of the Company's securities on the Nasdaq SmallCap Market, and various other legal and investor relations activities in fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 32.5% for fiscal year 1997 as compared to 31.8% for fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 96.5% to $1,307,000 for fiscal year 1997 as compared to $665,000 for fiscal year 1996. As a percentage of sales, research and development expenses increased to 7.7% for fiscal year 1997 from 5.7% for fiscal year 1996. The increase in the percentage of sales and dollars expended is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Expense. Interest expense, net, decreased to $40,000 for fiscal year 1997 as compared to $96,000 for fiscal year 1996. The decreased level of interest expense, net, was a result of decreased borrowing under the credit line and improved interest income due to higher invested cash balances.

Years Ended September 30, 1996 and 1995

Sales. Total sales increased by 46.3% to $11,723,000 for fiscal year 1996 as compared to $8,014,000 for fiscal year 1995. Sales by the Container Inspection Systems Division increased by 71.7% to $6,255,000 for fiscal year 1996 as compared to $3,643,000 for fiscal 1995. This increase was attributable to increased sales in the domestic and international brewing industries, continued penetration of the food and beverage market segments and an overall improvement in the Company's international sales markets. Sales by the Undersea Systems Division increased by 25.1% to $5,468,000 for fiscal year 1996 as compared to $4,371,000 for fiscal year 1995. The increase in Undersea Systems Division sales was the result of increased shipments of hydrophones used for off shore oil exploration as well as an increase in sales of the newly released Digital Still Camera (DSC) and the EROV remote operated vehicle used in nuclear reactor inspections.

Gross Profit. Gross profit increased by 59.0% to $6,331,000 for fiscal year 1996 as compared to $3,981,000 for fiscal year 1995. As a percentage of sales, gross profit increased to 54.0% of sales for fiscal year 1996 as compared to 49.7% for fiscal year 1995. The increase in gross profit was attributable to increased sales contribution of the products of the Container Inspection Systems Division, which characteristically have a higher gross profit margin, as well as the overall sales volume increase of 46.3% and the related overhead efficiencies related to that increased volume.

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

Liquidity and Capital Resources

     The Company's principal capital requirement is to provide working capital to support growth. The Company has short-term financing available under a $2,000,000 line of credit facility with a bank.

     As of September 30, 1997, the Company had cash and cash equivalents of approximately $2,663,000 as compared to a balance of $751,000 on September 30, 1996. Operating income for the fiscal year ended September 30, 1997 was $2,565,400 as compared to $1,932,689 for the fiscal year ended September 30, 1996. Accounts receivable increased by $651,025 in order to support increased order and sales volumes. Inventories decreased by $1,488,460 as inventory control and reduction programs started in late fiscal year 1996 were fully implemented. Prepaid expenses increased as a result of an increase in refundable income taxes. Accounts payable decreased by $176,923 as lower inventory balances required reduced levels of purchasing. Net cash provided by operating activities increased to $1,998,515 for fiscal year 1997 as compared to $1,544,740 for fiscal 1996.

     In the fiscal year ended September 30, 1997, the Company used cash of $610,246 for investing activities. Of this total, $504,072 was used to purchase property, plant, and equipment.

     Cash provided by financing activities for the fiscal year ended September 30, 1997 was $523,540. Included in this was the sale of treasury stock to the ESOP of $51,356, and $500,910 realized from the exercise of stock options - including the tax benefit.

     The Company has an unsecured line of credit for $2,000,000. As of September 30, 1997, the Company had no outstanding advances against the line of credit. The Company also has a mortgage on its office and manufacturing facilities as detailed in Note 3 to Consolidated Financial Statements.

     The Company believes that existing cash balances, current line of credit arrangement and cash anticipated to be generated from operations will be sufficient to finance the Company's operations for the next twelve months. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company engages in discussions and negotiations with respect to potential acquisitions from time to time but has no current agreements or commitments at the present time.

Prospects for the Future

     The Company will continue to focus resources on growth opportunities in the markets that it serves. These activities will include research and development, distribution channels development, and geographical market development. In addition, the Company will increase its efforts at identifying and pursuing strategically compatible product and/or company acquisitions.

Undersea Systems Division

     The Undersea Systems Division has made significant progress in penetrating the market for geophysical oil and gas exploration. It is expected that this division will continue to focus its resources on further business development in this market. The Company believes that a number of its present products, as well as those under development, are well-positioned to take advantage of developing trends in the offshore oil and gas markets. These trends include an increased effort to search for oil and gas deposits in deeper waters as well as efforts to perform more accurate geophysical surveys in areas that were previously surveyed using older, less accurate technology.

     The Company will also continue to maintain its presence and focus on its traditional markets, including military, oceanographic research and nuclear inspection. Some of these markets are affected by the level of U.S. Government expenditures which have declined sharply in recent years. However, the Company believes that some future recovery is likely and that several promising opportunities presently exist within these markets.

     The Company is not aware of any trends or changes in market characteristics for the markets served by its Undersea Systems Division that would adversely affect either sales or gross profits.

Container Inspection Systems Division

     The Container Inspection Systems Division serves the brewing, beverage, food processing and pharmaceutical markets. An active competitive environment, concerns about product liability, an increased focus on improving quality, and efforts at cost reduction are characteristic trends within these industries. These trends are favorable for the Company's products and the Company expects these trends to continue in the future.

     The Company will continue to focus its efforts on its development of the domestic and international beer market. In addition, the Company plans to diversify its product range by developing and/or acquiring compatible inspection products that expand the Company's inspection abilities.

     The Container Inspection Systems Division competes with a number of domestic and international companies. It is possible that increased competitive pressures will be experienced in the future, affecting both sales and gross profits. The Company is not aware of any technological trends that would adversely affect the sales of its products within the industry segments served by its Container Inspection Systems Division.

Profit Margins

Overall

     Overall profit margins on the Company's products are influenced by the relative mix of sales between the Undersea Systems Division and the Container Inspection Systems Division. For fiscal year ended September 30, 1997, sales of the Underseas Systems Division increased to 58% of total Company sales as compared to 47% for the prior fiscal year, while sales of the Container Inspection Division decreased to 42% of total Company sales as compared to 53% for the prior fiscal year. The growth in sales from fiscal year 1996 to fiscal year 1997 was 80.5% for the Underseas Systems Division and 14.7% for the Container Inspection Systems Division. This resulted in an overall gross profit for the Company of 55.2% for the fiscal year ended September 30, 1997 as compared to 54.0% for the fiscal year ended September 30, 1996.

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

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current directors and executive officers of the Company are as follows:



       Name                            Age                      Position
       ----                            ---                      --------

Samuel O. Raymond                       68           Chairman Emeritus of the Board
                                                     of Directors and Director of
                                                     Research

John L. Coughlin                        45           President and Chief Executive
                                                     Officer and Director

Stephen D. Fantone                      44           Chairman of the Board of
                                                     Directors

A. Theodore Mollegen, Jr.               60           Director

Thurman F. Naylor                       77           Director

Francis E. Dunne, Jr.                   51           Treasurer and Chief
                                                     Financial Officer

     The Company's board of directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. The first class, consisting of Mr. Coughlin, is eligible for re-election at the 2000 annual meeting; the second class, consisting of Mr. Mollegen and Dr. Fantone, is eligible for re-election at the 1998 annual meeting; the third class, consisting of Messrs. Raymond and Naylor, is eligible for re-election at the 1999 annual meeting. Officers of the Company serve at the pleasure of the Board of Directors.

     The following information is provided with respect to the business experience of each director and executive officer of the Company:

     Mr. Raymond founded the Company in 1962 and served as its President for twenty years. He previously served as Chairman of the Board from 1965-1982 and from 1989 to January 1997. Mr. Raymond most recently served as the President and Chief Executive Officer of the Company from June 1995 to April 1996. Mr. Raymond has served as a director of the Company since 1965. In January 1997, Mr. Raymond was elected as Chairman Emeritus of the Board of Directors and Director of Research of the Company. Mr. Raymond has a B.S. in Mechanical Engineering from M.I.T. and was instrumental in the development and marketing of many of the Company's original products in both the Company's Undersea Systems Division and the Container Inspection Systems Division.

     Mr. Coughlin has served as President, Chief Executive Officer and a director of the Company since April 1996 and as Treasurer from October 1996 to February 1997. Prior to joining the Company, he was President (1993-1996) and Vice President of Sales and Marketing (1990-1993) of Dynisco Instruments, an operating division of Dynisco, Inc., a wholly-owned subsidiary of Berwind Industries. Dynisco Instruments is a manufacturer of pressure and temperature measurement products for the plastics industry. He holds a B.S. in Physics from Georgetown University and an M.S. in Physics from Northeastern University.

     Dr. Fantone became a director of the Company in March 1995 and was elected Chairman of the Board of Directors in January 1997. Since 1982, he has been President of Optikos Corporation, an optical engineering firm which he founded and which specializes in the design of optical products and instrumentation and optical test equipment. He has B.S. degrees in Electrical Engineering and Management from M.I.T. and a Ph.D. in optics from the Institute of Optics at the University of Rochester. Dr. Fantone has been awarded 36 patents and is the author of numerous technical papers and articles on optical technology. He is also currently a Senior Lecturer in the Mechanical Engineering Department at M.I.T and Treasurer of the Optical Society of America.

     Mr. Mollegen has served as a director of the Company since 1985. He is the President and Chief Executive Officer of Allied Resources Corporation, a company which provides technical training, engineering, health management, and safety management services to industrial firms. Prior to joining Allied Resources in 1993, Mr. Mollegen was Chairman and Chief Executive Officer of Analysis & Technology, Inc., a provider of engineering and technical services to the U.S. Navy. Mr. Mollegen has a B.E. in Electrical Engineering from Yale University and is the author of over 90 technical papers and reports on undersea topics.
He is a member of the board of Technology for Connecticut (TECHCONN), Inc. and of Southeast Area Regional Economic Development (SEA-RED). He is also a member of the Advisory Committee of the University of New Haven Southeast Branch.

     Mr. Naylor is President of Cameras and Images International, Inc. (a dealer in photographic images and equipment), is the owner and founder of the Naylor Museum of Photography in Brookline, Massachusetts, and has served as a director of the Company since 1987. Mr. Naylor is an internationally recognized authority on photographic history, processes, and technology. Mr. Naylor is the former Chairman, President and CEO of Standard-Thomson Corporation, a manufacturer of temperature and pressure controls and electronic equipment. Mr. Naylor is also the former Chairman, President and CEO of Thomson International Corporation (1959-1989), a manufacturer of temperature controls with engineering and manufacturing facilities in twelve countries. Mr. Naylor has a B.A. in Economics from Fordham University and a B.S. in Mechanical Engineering from The Johns Hopkins University. Mr. Naylor is also a member of the Board of Directors of Analysis & Technology, Inc., Sandler Productions, Inc. (motion picture and television production) and Summit Industries, Inc. (a manufacturer of x-ray equipment).

     Mr. Dunne was appointed Treasurer and Chief Financial Officer of the Company on February 1, 1997. Prior to joining the Company, he was Chief Financial Officer of Kinney Vacuum Company, an operating division of General Signal

Corporation (1993-1996). Kinney Vacuum Company is a manufacturer of industrial vacuum pumps and pump systems for the food packaging, chemical and pharmaceutical, heat treating, automotive, and other industries. Prior to joining Kinney, Mr. Dunne was Director of Planning and Analysis at General Signal Corporation (1990-1993). General Signal Corporation is a manufacturer of products serving the process controls, electrical controls, and industrial technology industries. Mr. Dunne has a B.S. degree in Public Accounting from St. John's University, an M.B.A. in Finance from Long Island University, and is a Certified Public Accountant.

     There are no family relationships among the directors or executive officers of the Company.

     None of the following events has occurred within the past five years with respect to any director or executive officer of the Company or, to the knowledge of the Company, any person owning 5% or more of the outstanding shares of Common Stock of the Company:

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant under Rule 16a-3(d) during the fiscal year ended September 30, 1997, no director, officer, or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act of 1934, except that Samuel O. Raymond was late on one occasion in filing a Form 4 reporting the sale of 7,100 shares of Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth the compensation paid by the Company for the Company's last three fiscal years to the Company's chief executive officer during the Company's fiscal year ended September 30, 1997 and the only other executive officer who received an annual salary and bonus exceeding $100,000 during that fiscal year.



                                   Annual  Compensation
Name and                   Fiscal  --------------------    All Other
Principal Position          Year     Salary     Bonus    Compensation(1)
-------------------------  ------  ----------  --------  ---------------

John L. Coughlin,            1997    $153,769   $53,000        $ 10,879
  President and Chief        1996      66,462    20,000              --
  Executive Officer (2)

Francis E. Dunne, Jr.        1997    $ 82,788   $30,000              --
  Treasurer and Chief
  Financial Officer (3)

All directors and            1997    $321,370   $83,000        $ 47,714
  officers as a group        1996     236,170    80,620           8,659
  (6 in all)                 1995     273,024        --         172,772


     (1) Includes amounts contributed to individual accounts with the Company's ESOP and 401(k) Retirement Plan. Also includes $171,523 in severance pay to a former officer incurred with respect to fiscal 1995.

     (2) Mr. Coughlin has served as President and Chief Executive Officer since April 8, 1996.

     (3) Mr. Dunne has served as Treasurer and Chief Financial Officer since February 1, 1997.

     On January 24, 1997, the Company granted to Francis E. Dunne, Jr. an option to purchase 15,000 shares of the Company's Common Stock, expiring January 23, 2007, at an exercise price of $11.50 per share, vesting in four annual installments commencing on the first anniversary of the date of grant. This option represented 51.3% of the number of shares subject to stock options granted to all employees during the 1997 fiscal year.

     Stock Option Table

The following table sets forth information concerning each exercise of stock options during the Company's fiscal year ended September 30, 1997 by the executive officers named in the Summary Compensation Table and the number and value of shares underlying those stock options at that date.


                                                          Number
                                                            of
                                                       Unexercised
                                                        Securities          Value of
                                                        Underlying        Unexercised
Name and                       Shares                     Options          In-the-Money
Principal                    Acquired on   Value         At Fiscal          Options at
Position                      Exercise     Realized(1)   Year End       Fiscal Year End(1)
-----------------------      -----------  ------------ -----------    --------------------
John L. Coughlin,
  President and Chief         10,500        $83,584       8,250(2)         $113,438(2)
  Executive Officer               --             --      56,250(3)          773,438(3)

Francis E. Dunne, Jr.
  Treasurer and Chief                                    15,000(3)           98,750(3)
  Financial Officer


     (1) Based upon the difference between the option exercise price and the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on the date of exercise or September 30, 1997, as appropriate.

     (2)    Shares underlying options exercisable as of September 30, 1997.

     (3)    Shares underlying options not exercisable as of September 30, 1997.

     Director's Compensation

     The Company's policy is to pay each of its non-employee directors a fee of $750 for each directors' meeting attended and to reimburse travel expenses when incurred. The Company intends to continue this policy in the future and expects that the Board of Directors will be reviewing the level of compensation at its January meeting. In addition, Stephen D. Fantone receives compensation of $2,500 per month for his services as Chairman of the Board of Directors.

     Employment Contracts

     In 1990, the Company entered into an employment agreement with Samuel O. Raymond. Under this agreement, as amended, Mr. Raymond will be employed as the Director of Research of the Company at a salary of $72,000 per year and will serve as the Chairman Emeritus of the Board of Directors for as long as he is elected to that position. This agreement commenced on August 1, 1990 and will expire on July 31, 2005. After the expiration of the initial term, the agreement will automatically be renewed annually as of August 1, 2005 and each August 1 thereafter. The agreement also provides that if a change in control of the Company should occur during the first, second or last five years of the initial term of the agreement, Mr. Raymond is entitled to receive $427,974, $335,504, or $199,636, respectively, from the Company. The Company has also agreed to pay the premiums on a $1,500,000 life insurance policy on Mr. Raymond's life under a split dollar plan.

     The Company has entered into an employment agreement with John L. Coughlin, effective April 8, 1996, pursuant to which Mr. Coughlin agrees to serve as the President and Chief Executive Officer of the Company. The agreement provides for an initial base salary of $144,000 and an initial minimum bonus of $20,000 payable October 1, 1996. In accordance with the agreement, the Board of Directors has adjusted Mr. Coughlin's base salary to $168,000 per year, effective October 1, 1997 and has adopted an annual incentive compensation program for Mr. Coughlin based upon the attainment of quantitative and qualitative objectives to be set by the Compensation Committee at the beginning of each fiscal year. In addition, pursuant to the agreement, Mr. Coughlin was granted an incentive stock option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.33 per share, vesting in four equal annual installments commencing on the first anniversary of the date of grant.

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

     401(k) Retirement Plan

     All employees who are over the age of 19 are eligible to participate in the
Section 401(k) Retirement Plan adopted by the Company effective July 1, 1987 (the "401(k) Plan"). The 401(k) Plan is administered by the Company. Pursuant to the 401(k) Plan, three types of contributions may be made to a Trust Fund for which Union Bank and Trust Company serves as Trustee. First, an employee may defer a certain amount of salary each calendar year. In addition, the Company makes matching contributions and may make additional contributions which are allocated among the individual accounts of participants who have completed at least one year of service in proportion to their annual compensation. All contributions are subject to certain percentage limitations set forth in the Internal Revenue Code, and the plan contains certain vesting requirements. Withdrawal of contributions by a participant prior to retirement age (as that term is defined in the plan) is only permitted in limited circumstances as defined in the plan and generally tax penalties are imposed upon participants who withdraw their contributions prior to age 59-1/2.

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

     The Company has established the Benthos, Inc. Supplemental Executive Retirement Trust Fund and will transfer to the trust fund, on an annual or more frequent basis, an amount equal to the elective deferrals made by the participants. No such elective deferrals had been made by participants as of September 30, 1997. Samuel O. Raymond and Stephen D. Fantone are Trustees of the Trust Fund.

     1990 Stock Option Plan

     a.   Description of the Plan

     The 1990 Stock Option Plan (the "1990 Plan") was approved by the stockholders of the Company on January 26, 1990. Three hundred thousand (300,000) shares of the authorized but unissued or treasury shares of the Common Stock of the Company have been reserved for the grant of options under the 1990 Plan. The 1990 Plan will terminate ten years from December 20, 1989.

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

     The 1990 Plan provides for the grant of incentive stock options to officers and key employees of the Company or of any subsidiary Company, and of non-qualified options to officers, key employees and advisors of the Company or of any of its subsidiaries. The Board of Directors determines the eligibility of an individual, the designation of the type of option and the number of shares to be optioned to an eligible individual, taking into account the position and responsibilities of the individual being considered, the nature and value to the Company or its subsidiaries of such individuals' service, his or her present and potential contribution to the success of the Company and such other factors as the Board may deem relevant.

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

     No cash consideration is received by the Company for granting an option but each option is evidenced by an option agreement. The option price of shares designated as non-qualified options is determined by the Board of Directors.
The price for incentive stock options must be the fair market value of the Common Stock at the time the option is granted as determined by the Board in accordance with regulations under Section 422 of the Internal Revenue Code. Payment for shares may be made in cash for the full amount or in shares already held by the optionee, or by a combination of cash and shares, although the Board of Directors must give consent to payment made in shares.

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

     As of September 30, 1997, options for the purchase of an aggregate of 117,563 shares of Common Stock at exercise prices ranging from $2.04 to $12.79 per share were outstanding under the 1990 Plan.

     Stock Option Plan for Non-Employee Directors

     This plan (the "Director Plan") was approved by the stockholders on March 4, 1994. Under the Director Plan, each director who is not an employee of the Company will be entitled to receive (when he initially assumes office, and when any other option held by such director expires), an option for the purchase of 22,500 shares of the Company's Common Stock at an exercise price equal to market value as of the date of the grant of the option, provided that the maximum number of shares which, in the aggregate, may be acquired under the Plan and under any option outstanding on March 1, 1994 and held by a non-employee director is 22,500 shares. The option will not be exercisable during the first twelve months after the date of the grant. After twelve months, the option will be exercisable as to one-third of the shares covered thereby. After twenty-four months from the date of grant, the option will be exercisable as to two-thirds of the shares covered thereby and after thirty-six months from the date of grant, the option will be exercisable as to all of the shares covered thereby. The options expire five years from the date of grant and are not transferable. In the event the director ceases to serve as a director of the Company, the option may be exercised only to the extent that the option is exercisable and is in effect on the day such service ceases.

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

     Each of the Company's present non-employee directors was granted an option for the purchase of 22,500 shares of the Company's Common Stock as described in
Item 11 below. Although certain of these options were granted prior to the adoption of the Director Plan, the terms of such options are substantially the same as those applicable to the Director Plan as described above, except that the options can continue to be held by a director who ceases to be a director but continues to serve as a consultant rendering advice and service similar to the advice and service rendered by a director.

     The Federal income tax consequences upon grant and exercise of stock options under the Director Plan are as described in "1990 Stock Option Plan - Federal Income Tax Consequences - Non-Qualified Stock Options" above.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of December 5, 1997 with respect to the beneficial ownership of shares of Common Stock of the Company by the directors and executive officers of the Company, all of the directors and officers of the Company as a group and all persons known to be the beneficial owners of more than five percent of such outstanding stock. Unless otherwise indicated, each of the persons named below held sole voting and investment power over the shares listed below as of said date.

     In accordance with the rules of the Securities and Exchange Commission, shares which an individual has the right to acquire pursuant to stock options which are exercisable within sixty days are considered to be beneficially owned and for purposes of calculating the percentage ownership of stock for an individual who holds exercisable stock options, such shares are also considered to be outstanding. Reference should be made to the footnotes below for further information as to each individual listed. All share amounts reflect the three for two stock split, effected in the form of a stock dividend paid by the Company to stockholders of record as of November 18, 1997.

                                            Shares              Percent of Outstanding
Name and Address (1)                  Beneficially Owned             Common Stock
Samuel O. Raymond                           195,315 (2)                    15.1%

Ronald K. Church 1996 Trust                 128,250                         9.9%

State Street Bank and Trust
  Company, Trustee of the
  Benthos, Inc. Employee
  Stock Ownership Plan
  ("ESOP")(3)                                60,523                         4.7%

John L. Coughlin                              8,332 (4)                     0.6%

Stephen D. Fantone                           38,250 (5)                     2.9%

A. Theodore Mollegen, Jr.                    10,500                         0.8%

Thurman F. Naylor                            22,500 (6)                     1.7%

Francis E. Dunne, Jr.                         3,750 (7)                     0.3%

All directors and officers
as a group (6 persons)                      278,647 (8)                    20.6%


     (1) Except as set forth below, the address of each of the individuals set forth in the table is c/o Benthos, Inc., 49 Edgerton Drive, North Falmouth, Massachusetts 02556. The address of the Ronald K. Church Trust is 46 Riddle Hill Road, Falmouth, Massachusetts 02540. The address of State Street Bank and Trust Company is 225 Franklin Street, Boston, Massachusetts 02110.

     (2) Includes 2,889 shares owned by the Company's ESOP, over which Mr. Raymond has sole voting power. Also includes 55,243 shares owned by Mr. Raymond's children, as to which shares Mr. Raymond disclaims beneficial ownership.

     (3) Pursuant to the terms of the plan, plan participants are entitled to direct the Trustee as to the manner in which all shares allocated to such participants' accounts are to be voted.

     (4) Consists of 8,250 shares which Mr. Coughlin has the right to acquire through the exercise of a stock option for 75,000 shares granted April 8, 1996 and 82 shares owned by the Company's ESOP over which Mr. Coughlin has sole voting power.

     (5) Includes 26,250 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 22,500 shares granted January 19, 1995 and a stock option for 11,250 shares granted January 24, 1997.

     (6) Consists of 22,500 shares which Mr. Naylor has the right to acquire through the exercise of a stock option granted January 29, 1993.

     (7) Consists of 3,750 shares which Mr. Dunne has the right to acquire through the exercise of a stock option for 15,000 shares granted January 24, 1997.

     (8) Includes an aggregate of 60,750 shares which the directors and officers have the right to acquire through the exercise of certain options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 29, 1997, the Company entered into a License Agreement with a corporation wholly-owned by Dr. Stephen D. Fantone, Chairman of the Board of Directors of the Company, with respect to the concept of utilizing optical technology, for which Dr. Fantone's corporation possesses technical expertise, for application to certain products currently under development by the Company. Under the agreement, the Company will pay the development costs to Dr. Fantone's corporation. During the fiscal year ended September 30, 1997, the Company paid Dr. Fantone's corporation $314,000 for services and materials provided under this contract. The proprietary rights to the technology will be owned by Dr. Fantone's corporation, which has granted an exclusive license to the Company for the use of the technology upon the terms and conditions set forth in the agreement.

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


                                     BENTHOS, INC.


                                     By /s/ JOHN L. COUGHLIN
                                        --------------------------
                                        John L. Coughlin,
                                           President

Date: December 19, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JOHN L. COUGHLIN              President, Chief Executive       December 19, 1997
-----------------------------      Officer and Director
John L. Coughlin


/s/ FRANCIS E. DUNNE, JR.         Treasurer and Chief              December 19, 1997
-----------------------------      Financial Officer
Francis E. Dunne, Jr.              (principal financial
                                   and accounting officer)


/s/ STEPHEN D. FANTONE            Chairman of the Board of         December 23, 1997
-----------------------------      Directors
Stephen D. Fantone


/s/ SAMUEL O. RAYMOND             Director                         December 20, 1997
-----------------------------
Samuel O. Raymond


/s/ A. THEODORE MOLLEGEN, JR.     Director                         December 23, 1997
-----------------------------
A. Theodore Mollegen, Jr.


/s/ THURMAN F. NAYLOR             Director                         December 23, 1997
-----------------------------
Thurman F. Naylor


                         BENTHOS, INC. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-1

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND 1996     F-2

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
SEPTEMBER 30, 1997, 1996 AND 1995                                 F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT FOR THE
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995                     F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED SEPTEMBER 30, 1997, 1996 AND 1995                           F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.




                                                      ARTHUR ANDERSEN LLP
Boston, Massachusetts
October 24, 1997 (except with respect
 to the matter discussed in Note 12, as to which the date is November 18, 1997)

                         BENTHOS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                           ASSETS
                                                                                SEPTEMBER 30,
                                                                           1997               1996

CURRENT ASSETS:
 Cash and cash equivalents                                             $ 2,663,166          $  751,357
 Accounts receivable, less reserves
  of approximately $162,000 and $127,000 at
   September 30, 1997 and 1996, respectively                             2,170,167           1,519,142
 Inventories                                                             2,062,798           3,551,258
 Prepaid expenses                                                          469,113              70,039
 Deferred tax asset                                                        516,000             516,000
                                                                       -----------          ----------

     Total current assets                                                7,881,244           6,407,796
                                                                       -----------          ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Land                                                                      127,339             127,339
 Buildings and improvements                                              1,845,303           1,845,303
 Equipment and fixtures                                                  2,619,666           2,220,045
 Demonstration equipment                                                 1,447,890           1,348,204
 Construction in progress                                                   22,808              18,042
                                                                       -----------          ----------
                                                                         6,063,006           5,558,933

 Less--Accumulated depreciation                                          4,101,608           3,567,862
                                                                       -----------          ----------
                                                                         1,961,398           1,991,071
                                                                       -----------          ----------

OTHER ASSETS                                                               233,730             215,077
                                                                       -----------          ----------

                                                                       $10,076,372          $8,613,944
                                                                       ===========          ==========

                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of long-term debt                                  $    34,076          $   29,646
 Accounts payable                                                          313,986             490,909
 Accrued expenses                                                        1,373,005           1,680,893
 Customer deposits                                                         141,204             275,911
                                                                       -----------          ----------

     Total current liabilities                                           1,862,271           2,477,359
                                                                       -----------          ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                  791,086             824,242
                                                                       -----------          ----------

COMMITMENTS (Note 9)

STOCKHOLDERS' INVESTMENT:
 Common stock, $.0667 par value
  Authorized--2,500,000 shares
  Issued--1,586,115 and 1,510,178 shares at
    September 30, 1997 and 1996, respectively                              105,794             100,729
 Capital in excess of par value                                          1,269,821             773,976
 Retained earnings                                                       6,894,139           5,335,733
 Treasury stock, at cost                                                  (846,739)           (898,095)
                                                                       -----------          ----------

     Total stockholders' investment                                      7,423,015           5,312,343
                                                                       -----------          ----------

                                                                       $10,076,372          $8,613,944
                                                                       ===========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         BENTHOS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                YEARS ENDED SEPTEMBER 30,
                                                       1997                1996                1995
NET SALES                                           $17,047,635         $11,722,807          $8,014,416

COST OF SALES                                         7,639,442           5,392,021           4,033,704
                                                    -----------         -----------          ----------

     Gross profit                                     9,408,193           6,330,786           3,980,712

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          5,535,763           3,732,848           3,009,931

RESEARCH AND DEVELOPMENT EXPENSES                     1,307,030             665,249             597,798
                                                    -----------         -----------          ----------

     Income from operations                           2,565,400           1,932,689             372,983

INTEREST INCOME                                          41,810              10,065                 616

INTEREST EXPENSE                                        (81,804)           (105,420)           (125,792)
                                                    -----------         -----------          ----------

     Income before provision for income taxes         2,525,406           1,837,334             247,807

PROVISION FOR INCOME TAXES                              967,000             666,000              86,000
                                                    -----------         -----------          ----------

     Net income                                     $ 1,558,406         $ 1,171,334          $  161,807
                                                    ===========         ===========          ==========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE         $1.14                $.90                $.12
                                                    ===========         ===========          ==========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                        1,370,375           1,306,922           1,335,167
                                                    ===========         ===========          ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT



                                        COMMON STOCK           CAPITAL IN                 TREASURY STOCK, AT COST     TOTAL
                                      NUMBER     $.0667        EXCESS OF     RETAINED    NUMBER                    STOCKHOLDERS'
                                     OF SHARES  PAR VALUE      PAR VALUE     EARNINGS    OF SHARES      AMOUNT      INVESTMENT



                                                                                                                    C>
BALANCE, SEPTEMBER 30, 1994          1,472,678   $ 98,228      $  603,528   $4,002,592    173,460      $(592,336)   $4,112,012

 Purchase of treasury stock                  -          -               -            -    109,179       (220,411)     (220,411)

 Net income                                  -          -               -      161,807          -              -       161,807
                                     ---------   --------      ----------   ----------    -------      ---------    ----------

BALANCE, SEPTEMBER 30, 1995          1,472,678     98,228         603,528    4,164,399    282,639       (812,747)    4,053,408

 Sale of treasury stock                      -          -               -            -     (2,244)         6,884         6,884

 Purchase of treasury stock                  -          -               -            -     19,943        (92,232)      (92,232)

 Exercise of stock options,
  including tax benefit                 37,500      2,501         170,448            -          -              -       172,949

 Net income                                  -          -               -    1,171,334          -              -     1,171,334
                                     ---------   --------      ----------   ----------    -------      ---------    ----------

BALANCE, SEPTEMBER 30, 1996          1,510,178    100,729         773,976    5,335,733    300,338       (898,095)    5,312,343

 Sale of treasury stock                      -          -               -            -     (5,390)        51,356        51,356

 Exercise of stock options,
  including tax benefit                 75,937      5,065         495,845            -          -              -       500,910

 Net income                                  -          -               -    1,558,406          -              -     1,558,406
                                     ---------   --------      ----------   ----------    -------      ---------    ----------

BALANCE, SEPTEMBER 30, 1997          1,586,115   $105,794      $1,269,821   $6,894,139    294,948      $(846,739)   $7,423,015
                                     =========   ========      ==========   ==========    =======      =========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                           1997                1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $1,558,406          $1,171,334           $ 161,807
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                            621,267             455,667             504,218
  Deferred income taxes                                                    (59,000)           (198,000)            (48,000)
  Changes in assets and liabilities:
   Accounts receivable                                                    (651,025)           (522,843)           (294,560)
   Inventories                                                           1,488,460            (658,675)            (67,843)
   Prepaid expenses                                                       (399,074)             (5,030)                193
   Accounts payable and accrued expenses                                  (425,812)          1,355,849            (208,592)
   Customer deposits                                                      (134,707)            (53,562)            279,189
                                                                        ----------          ----------           ---------

       Net cash provided by operating activities                         1,998,515           1,544,740             326,412
                                                                        ----------          ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                (504,072)           (528,175)           (473,688)
 Increase in other assets                                                 (106,174)            (38,872)            (41,928)
                                                                        ----------          ----------           ---------

       Net cash used in investing activities                              (610,246)           (567,047)           (515,616)
                                                                        ----------          ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                                      -             (92,232)           (220,411)
 Sale of treasury stock                                                     51,356               6,884                   -
 Exercise of stock options, including tax benefit                          500,910             172,949                   -
 Increase (decrease) in demand note payable                                      -            (275,000)            275,000
 Payments on long-term debt, net                                           (28,726)            (56,398)            (37,547)
                                                                        ----------          ----------           ---------

       Net cash provided by (used in) financing activities                 523,540            (243,797)             17,042
                                                                        ----------          ----------           ---------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS                    1,911,809             733,896            (172,162)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               751,357              17,461             189,623
                                                                        ----------          ----------           ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $2,663,166          $  751,357           $  17,461
                                                                        ==========          ==========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the year                                          $   81,804          $  105,420           $ 125,791
                                                                        ==========          ==========           =========
 Income taxes paid during the year                                      $1,624,164          $  235,337           $ 158,885
                                                                        ==========          ==========           =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Benthos, Inc. (the Company) designs, manufactures, sells and services oceanographic and robotic equipment for underwater exploration, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of consumer food, beverage, pharmaceutical and chemical containers. The Company's customers are located throughout the world.

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

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 1997 and 1996:

                                                1997            1996
           Raw materials                     $   89,997      $  203,314
           Work-in-process                    1,927,860       3,226,405
           Finished goods                        44,941         121,539
                                             ----------      ----------

                                             $2,062,798      $3,551,258
                                             ==========      ==========

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)




   (e)  Depreciation and Amortization

        The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                                         ESTIMATED
                       ASSETS CLASSIFICATION            USEFUL LIFE

                      Buildings and improvements       15-33 years
                      Equipment and fixtures               5 years
                      Demonstration equipment              3 years


   (f)  Intangible Assets

        The Company assesses the realizability of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.

   (g)  Revenue Recognition and Warranty Costs

        The Company recognizes revenue upon shipment. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets. Warranty costs incurred by the Company have been insignificant.

   (h)  Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. In 1997, one customer accounted for 15.5% of net sales. In 1996 and 1995, no single customer accounted for more than 10% of net sales. As of September 30, 1997, one customer accounted for approximately 12% of accounts receivable. In 1996, two customers accounted for 30% and 14%, respectively, of accounts receivable and in 1995, one customer accounted for 19% of accounts receivable. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                         BENTHOS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


   (i)  Reclassifications

        The Company has reclassified certain prior year information to conform with the current year's presentation.

   (j)  Financial Instruments

        The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and debt, approximate their carrying value.

(2)  ACCRUED EXPENSES

     Accrued expenses consist of the following at September 30, 1997 and 1996:

                                            1997            1996

      Accrued commissions               $  215,152      $   92,439
      Accrued vacation                     100,050          92,550
      Accrued income taxes                       -         592,535
      Accrued 401(k)/ESOP                  273,701         204,105
      Accrued bonus                        281,661         168,900
      Other accrued expenses               502,441         530,364
                                        ----------      ----------

                                        $1,373,005      $1,680,893
                                        ==========      ==========

(3)    LONG-TERM DEBT

       Long-term debt consists of the following at September 30, 1997 and 1996:

                                                             1997            1996
      Mortgage note payable to a bank in monthly
      payments of principal and interest of $9,085
      through June 2004, with the balance due in
      July 2004, interest at 9.25%.  The note is
      secured by land and buildings.  The Company
      is required to maintain certain covenants,
      including debt service coverage, as defined           $825,162        $853,888

      Less--Current maturities of long-term debt              34,076          29,646
                                                            --------        --------
                                                            $791,086        $824,242
                                                            ========        ========

                         BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

                                  (Continued)


     The following table summarizes principal payments required on long-term debt as of September 30, 1997:


                      FISCAL YEAR             Amount
                         1998               $ 34,076
                         1999                 37,365
                         2000                 40,972
                         2001                 44,926
                         2002                 49,262
                         Thereafter          618,561
                                            --------
                                            $825,162
                                            ========

(4)  DEMAND NOTE PAYABLE

     As of September 30, 1997, the Company has a $2,000,000 unsecured line of credit with a bank. There were no amounts outstanding under this line of credit at September 30, 1997. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal's prime rate (8.5% at September 30, 1997). The Company is required to maintain certain covenants, including debt service coverage.

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

     The components of the provision for income taxes for each of the three years in the period ended September 30, 1997 were as follows:

                                     1997             1996             1995

    Federal-
      Current                      $785,000        $ 697,000         $101,000
      Deferred                      (45,000)        (150,000)         (38,000)
                                   --------        ---------         --------

                                    740,000          547,000           63,000
                                   --------        ---------         --------
    State-
      Current                       241,000          167,000           33,000
      Deferred                      (14,000)         (48,000)         (10,000)
                                   --------        ---------         --------

                                    227,000          119,000           23,000
                                   --------        ---------         --------

                                   $967,000        $ 666,000         $ 86,000
                                   ========        =========         ========

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


   The Company's effective tax rate differed from the statutory rate for the reasons set forth below:

                                                                  1997            1996           1995

      Federal statutory rate                                       34.0%          34.0%          34.0%
      State income taxes, net of federal tax benefit                6.2            5.2            1.8
      Tax benefit of foreign sales corporation                     (2.4)          (3.5)          (2.8)
      Other                                                          .5             .5            1.7
                                                                  -----           ----           ----

      Effective tax rate                                           38.3%          36.2%          34.7%
                                                                  =====           ====           ====

      The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:


                                                                         1997             1996
      Deferred tax assets are primarily the result of
      temporary differences, including nondeductible reserves
      and accruals                                                     $562,000        $ 621,000

      Valuation allowance                                               (46,000)        (105,000)
                                                                       --------        ---------
      Net deferred tax asset                                           $516,000        $ 516,000
                                                                       ========        =========

      Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The reduction in the valuation allowance from September 30, 1996 to September 30, 1997 is due to management's belief that it is more likely than not that a higher percentage of the deferred tax assets will be realized.

(6)   EMPLOYEE BENEFIT PLANS

      (a)  Stock Option Plans

           The Company has granted to certain directors nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than five years from the date of grant. At September 30, 1997, 97,500 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 1997, 41,250 shares were available for grant.

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

           The Company's 1990 Stock Option Plan (the 1990 Plan) authorizes 300,000 shares of the Company's common stock for issuance. The 1990 Plan is administered by the Board of Directors and provides for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value as of the date of grant. At September 30, 1997, 182,438 shares were available for grant.

           Stock option activity is summarized as follows:

                                                           1990 PLAN                  DIRECTOR OPTIONS
                                                  NUMBER OF       WEIGHTED       NUMBER OF       WEIGHTED
                                                   SHARES         AVERAGE         SHARES         AVERAGE
                                                                OPTION PRICE                   OPTION PRICE

           Outstanding, September 30, 1994         198,750           $ 1.92        82,500           $ 1.97
            Granted                                      -                -        22,500             1.75
            Terminated                             (93,750)            1.85       (22,500)            2.25
            Exercised                                    -                -             -                -
                                                   -------           ------       -------           ------

           Outstanding, September 30, 1995         105,000             1.98        82,500             1.83
            Granted                                 89,250             4.33             -                -
            Terminated                             (22,500)            2.04             -                -
            Exercised                                    -                -       (37,500)            1.83
                                                   -------           ------       -------           ------

           Outstanding, September 30, 1996         171,750             3.19        45,000             1.83
            Granted                                 29,250            11.39        11,250            11.50
            Terminated                              (7,500)            2.04             -                -
            Exercised                              (75,937)            2.33             -                -
                                                   -------           ------       -------           ------

           Outstanding, September 30, 1997         117,563           $ 5.86        56,250           $ 3.77
                                                   =======           ======       =======           ======

           Exercisable, September 30, 1997          10,125           $ 4.33        37,500           $ 1.85
                                                   =======           ======       =======           ======

       The range of actual exercise prices for options exercisable as of September 30, 1997 for nonqualified stock options was $1.75 to $1.92. All options exercisable for incentive stock options had an exercise price of $4.33.

       In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

       employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                                       YEARS ENDED SEPTEMBER 30,
                                                                         1997             1996
           Risk-free interest rate                                       6.20%            6.73%
           Expected dividend yield                                          -                -
           Expected life (years)                                            7                7
           Expected volatility                                             40%              40%
           Weighted average remaining contractual life of
            options outstanding (years)                                   6.2              8.1

       The weighted average grant date fair value of options granted during the years ended September 30, 1997 and 1996 under these plans is $5.90 and $2.33, respectively.

       Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net income and net income per share would have been the following:

                                                                          SEPTEMBER 30,
                                                                       1997           1996
           Net income
           As reported                                             $1,558,406      $1,171,334
           Pro forma                                                1,463,202       1,119,271

           Net income per common and common equivalent share
           As reported                                             $     1.14      $      .90
           Pro forma                                               $     1.07      $      .86

        Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to September 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   (b)  Employee Stock Ownership Plan

        The Company has an Employee Stock Ownership Plan (ESOP) for substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors, provided that the total amount contributed for any ESOP year does not exceed the maximum amount allowable by the Internal Revenue Code. Amounts allocated to a participant's account vest ratably over five

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

        years based on years of completed service, as defined. The accompanying consolidated statements of income for the years ended September 30, 1997, 1996, 1995 include provisions for contributions to the ESOP of approximately $71,000, $51,000 and $7,000, respectively.

   (c)  401(k) Retirement Plan

        The Company maintains a 401(k) Retirement Plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board of Directors in an amount determined by the Board. These contributions vest to a participant's account ratably over five years based on years of credited employment, as defined. Additionally, each participant may elect to contribute up to 20% of their compensation for the plan year, but not more than $9,500 (for calendar 1997), to the plan. The accompanying consolidated statements of income for the years ended September 30, 1997, 1996, 1995 include provisions for contributions to the plan of approximately $210,000, $153,000 and $21,000, respectively.

   (d)  Supplemental Executive Retirement Plan

        The Company has a Supplemental Executive Retirement Plan (SERP) for the benefit of certain management and highly compensated executive employees. Under the SERP, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the SERP. No such elective deferrals have been made by participants as of September 30, 1997.

(7)  NET INCOME PER SHARE

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include outstanding stock options to the extent dilutive computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented, as it is not significantly different.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 must be adopted by the Company for the year ending September 30, 1998 and when adopted all prior earnings per share amounts must be retroactively restated.

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

In accordance with Staff Accounting Bulletin No. 74, the Company is disclosing the effect this statement would have on the years ended September 30, 1997 and 1996 on a pro forma basis. The following table summarizes the pro forma earnings per share amounts under SFAS No. 128:

                                                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                   NET INCOME        SHARES        PER SHARE
                                                                                    AMOUNT

      Net income                                   $1,558,406
                                                   ----------

      Basic earnings per share:
      Income available to common stockholders       1,558,406       1,225,722      $     1.27
                                                                                   ==========

      Diluted earnings per share:
       Options issued                                       -         144,653
                                                   ----------       ---------

      Income available to common                   $1,558,406       1,370,375      $     1.14
      stockholders plus assumed conversions        ==========       =========      ==========
                                                     FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                   NET INCOME        SHARES        PER SHARE
                                                                                     AMOUNT
      Net income                                   $1,171,334
                                                   ----------

      Basic earnings per share:
      Income available to common stockholders       1,171,334       1,190,529      $      .98
                                                                                   ==========

      Diluted earnings per share:
                  Options issued                            -         116,393
                                                   ----------       ---------

      Income available to common                   $1,171,334       1,306,922      $      .90
      stockholders plus assumed conversions        ==========       =========      ==========


   Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(8)   EXPORT SALES INFORMATION

      Export sales primarily to Europe and Asia were approximately $7,610,000, $6,662,000 and $3,699,000 in 1997, 1996 and 1995, respectively.

(9)   EMPLOYMENT AND NONCOMPETITION AGREEMENT

      The Company has an employment and noncompetition agreement, as amended, with an director/stockholder. In connection with the employment agreement, the Company has agreed to provide a $1,500,000 split-dollar life insurance policy on the director/stockholder. At the director/stockholder's request, the Company may be obligated to repurchase from the director/stockholder the number of shares that are contributed to or purchased by the Company's ESOP each year. The Company also has the right of first refusal on any future sales of common stock by the director/stockholder at fair market value. In addition, a change in the control of the Company, as defined, will result in certain payments to the director/stockholder, as outlined under the employment agreement.

      Compensation expense of approximately $77,000, $115,000 and $85,000 related to this agreement is included in the accompanying 1997, 1996 and 1995 consolidated statements of income, respectively.

(10)  INDUSTRY SEGMENT INFORMATION

      The Company operates in two industry segments--undersea systems and container inspection systems. Information with respect to industry segments are set forth as follows:

                                                               YEARS ENDED SEPTEMBER 30,
                                                          1997            1996            1995
      Sales to unaffiliated customers
      Undersea systems                                $ 9,871,000     $ 5,468,000      $4,371,000
      Container inspection systems                      7,177,000       6,255,000       3,643,000
                                                      -----------     -----------      ----------
      Total                                           $17,048,000     $11,723,000      $8,014,000
                                                      ===========     ===========      ==========
      Income from operations
      Undersea systems                                  1,355,000     $    88,000      $ (285,000)
      Container inspection systems                      1,210,000       1,845,000         658,000
                                                      -----------     -----------      ----------
      Total                                           $ 2,565,000     $ 1,933,000      $  373,000
                                                      ===========     ===========      ==========
      Identifiable assets
      Undersea systems                                $ 3,555,000     $ 4,216,000      $3,820,000
      Container inspection systems                      2,639,000       2,723,000       1,973,000
      Corporate assets                                  3,882,000       1,675,000         591,000
                                                      -----------     -----------      ----------
      Total                                           $10,076,000     $ 8,614,000      $6,384,000
                                                      ===========     ===========      ==========

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(11)  RELATED PARTY

      The Company has had research and development services performed by an entity controlled by the Company's Chairman of the Board. The Company expensed $314,000 for these services in fiscal 1997.

(12)  SUBSEQUENT EVENT

      On October 22, 1997, the Company's Board of Directors approved a three for two stock split, effected in the form of a dividend to shareholders of record as of November 18, 1997. The accompanying consolidated financial statements and related notes for all periods presented have been retroactively adjusted to reflect the stock split.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Benthos, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Benthos, Inc. and subsidiary included in this Form 10-KSB and have issued our report thereon dated October 24, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 24, 1997

                                                                SCHEDULE II


                          BENTHOS, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                          ACCOUNTS RECEIVABLE, RESERVE



                                     BALANCE,     CHARGED TO COSTS                    BALANCE,
                                     BEGINNING      AND EXPENSES                       END OF
                                     OF PERIOD                         DEDUCTIONS     PERIOD

For the Year Ended September 30,
    1995                             $ 50,000         $ 21,000          $      -      $ 71,000
    1996                               71,000           56,000                 -       127,000
    1997                              127,000           56,500            21,500       162,000


                                 EXHIBIT INDEX

          Exhibit


           3.1      Restated Articles of Organization (1)

           3.2      Articles of Amendment dated April 28, 1997 (2)

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

          10.9      Third Amendment to 401(k) Retirement Plan (3)

          10.10     Supplemental Executive Retirement Plan (1)

          10.11     1990 Stock Option Plan (1)

          10.12     Stock Option Plan for Non-Employee Directors(1)

          10.13 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

          10.14 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

          10.15 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

          10.16 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.17 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          Exhibit

          10.18 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

          10.19 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

          11        Computation of Earnings Per Share

          21        Subsidiaries of the Registrant (1)

          23        Consent of Arthur Andersen LLP

          27        Financial Data Schedule



          (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. O-28932) and incorporated herein by this reference.

          (2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. O-28932) and incorporated herein by this reference.

          (3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. O-28932) and incorporated hereby by this reference.