Form 10QSB
period 1997-12-31
BENTHOS INC
filed 1998-02-09
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997
                                       -----------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the
transition period from              to
                       ------------    --------------

Commission file number 0-28932
                       -------
                                 BENTHOS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Massachusetts                                  04-2381876
        (State or Other Jurisdiction of                (I. R. S. Employer
        Corporation or Organization)                   Identification No.)


        49 Edgerton Drive, North Falmouth, Massachusetts     02556
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

Yes   X       No
     ---          ---

State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                         1,317,490
         (Class)                       (Outstanding stock at February 5, 1998)

Traditional Small Business Disclosure Format (check one):
Yes    X       No
      ---           ----

                          BENTHOS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                          FOR THE THIRTEEN WEEKS ENDED
                                DECEMBER 31, 1997

                                      INDEX


                                                                                    Page  No.
Face Sheet                                                                              1

Index                                                                                   2

PART I
FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)                     3
                           December 31, 1997 and
                           September 30, 1997

                  Condensed Consolidated Statements of Earnings (unaudited)             4
                  Thirteen Weeks Ended
                           December 31, 1997 and
                           December 31, 1996

                  Condensed Consolidated Statements of Cash Flow (unaudited)            5
                  Thirteen Weeks Ended
                           December 31, 1997 and
                           December 31, 1996

                  Notes to Financial Statements                                         6

         Item 2.  Management's Discussion and Analysis                                  7-8
                  of Financial Condition and Results
                  of Operations

PART II
OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      9

Signature                                                                               9


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Benthos, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                   (in thousands, except per share amounts)
                                  (unaudited)

Assets                                         December 31, 1997                 September 30, 1997
Current Assets:
Cash and Cash Equivalents                               $3,064                             $2,663
Accounts Receivable, Net                                 1,459                              2,170
Inventories                                              2,421                              2,063
Prepaid Expenses                                           346                                469
Deferred Tax Asset                                         516                                516
                                                --------------                     --------------
Total Current Assets                                     7,806                              7,881


Property, Plant and Equipment, Net                       1,894                              1,961
Other Assets                                               234                                234
                                                --------------                     --------------
                                                        $9,934                            $10,076
                                                ==============                     ==============
Liabilities and Stockholders' Investment
Current Liabilities:
Current Maturities of Long-term Debt                   $    69                            $   34
Accounts Payable                                           394                               314
Accrued Expenses                                         1,140                             1,373
Customer Deposits                                          206                               141
                                                --------------                     --------------
Total Current Liabilities                                1,809                              1,862

Long-term Debt, Net of Current Maturities                  442                                791

Stockholders' Investment:
Common Stock, $.0667 par value-
  Authorized - 2,500 shares
  Issued - 1,586 shares at December 31, 1997
  and September 30, 1997                                   106                                106
Capital in Excess of Par Value                           1,270                              1,270
Retained Earnings                                        7,084                              6,894
Treasury Stock, at Cost                                  (777)                              (847)
                                                --------------                     --------------
Total Stockholders' Investment                           7,683                              7,423
                                                --------------                     --------------
                                                       $ 9,934                            $10,076
                                                ==============                     ==============


     See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                  Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                              Thirteen Weeks Ended
                                              December 31, 1997                 December 31, 1996
Net Sales                                              $ 3,404                            $ 4,844

Cost of Sales                                            1,283                              2,156
                                                --------------                     --------------
Gross Profit                                             2,121                              2,688

Selling, General & Administrative Expenses               1,524                              1,505
Research and Development Expenses                          312                                242
                                                --------------                     --------------
Income from Operations                                     285                                941

Interest Income                                             39                                  6
Interest Expense                                          (16)                               (19)
                                                --------------                     --------------
Income before Provision for Income Taxes                   308                                928
Provision for Income Taxes                                 118                                374
                                                --------------                     --------------
Net Income                                             $   190                            $   554
                                                ==============                     ==============

Basic Earnings Per Share                                 $0.15                              $0.46
                                                ==============                     ==============

Diluted Earnings Per Share                               $0.14                              $0.40
                                                ==============                     ==============

Common Shares Outstanding                                1,293                              1,210

Common Shares Assuming Dilution                          1,394                              1,383



     See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                (in thousands)
                                  (unaudited)


                                                                               Thirteen Weeks Ended
                                                               December 31, 1997                  December 31, 1996
Cash Flows From Operating Activities:

Net Income                                                                 $ 190                              $ 554

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
              Depreciation and Amortization                                  191                                195
Changes in Assets and Liabilities:
              Accounts Receivable                                            711                            (1,039)
              Inventories                                                  (358)                                208
              Prepaid Expenses                                               123                                 22
              Accounts Payable & Accrued Expenses                          (153)                               (92)
              Customer Deposits                                               65                              (144)
                                                                  --------------                      -------------
Net Cash Provided by (used in) Operating Activities                          769                              (296)

Cash Flows from Financing Activities:
             Purchases of Property, Plant & Equipment                       (40)                              (196)
             Increase in Other Assets                                       (14)                               (86)
                                                                  --------------                      -------------
Net Cash Used in Investing Activities                                       (54)                              (282)

Cash Flows from Financing Activities:

             Payments on long-term debt, net                               (314)                                (8)
                                                                  --------------                      -------------
Net Cash Used in Financing Activities                                      (314)                                (8)
                                                                  --------------                      -------------
Net Increase (Decrease) in Cash and Cash Equivalents                         401                              (586)

Cash and Cash Equivalents, Beginning of Period                             2,663                                751
                                                                  --------------                      -------------
Cash and Cash Equivalents, End of Period                                  $3,064                              $ 165
                                                                  ==============                      =============
Supplemental Disclosure of Cash Flow Information:
             Interest Paid                                                   $16                                $19
                                                                  ==============                      =============
             Income Taxes Paid                                               $20                               $759
                                                                  ==============                      =============




     See accompanying notes to Condensed Consolidated Financial Statements

                                  Benthos, Inc.
                          Notes to Financial Statements

1.   Fiscal Periods

The Company's fiscal year is comprised of 52 weeks and ends on September 30 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to December 31, March 31, and June 30. All references in the unaudited condensed consolidated financial statements to fiscal periods ended on December 31, March 31, or June 30 mean the interim quarters referred to above.

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Benthos, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                December 31,1997         September 30, 1997
                                                              (in thousands)
           Raw Materials                               $    91                  $    90

           Work-in-Process                               2,285                    1,928

           Finished Goods                                   45                       45
                                                 -------------              -----------
                                                        $2,421                   $2,063
                                                 =============              ===========

4.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 ("APB 15") and related interpretations. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earning per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. Diluted earnings per share in the accompanying statements of operations is identical to the primary earnings per share previously presented in accordance with APB 15. The Company has stock options for 32 shares of common stock at an average exercise price of $17.54, which have not been included in basic or diluted earnings per share as they are antidilutive.

Item 2.


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                  (Dollars in thousands, except per share data)

Results of Operations -- First quarter of fiscal year 1998 compared with first quarter of fiscal year 1997.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                              Thirteen Weeks Ended
                                                December 31, 1997             December 31, 1996
                                                                     (unaudited)
Net Sales                                               100.0%                         100.0%

Cost of Sales                                            37.7%                          44.5%
                                                  ------------                   ------------
Gross Profit                                             62.3%                          55.5%
Selling, General & Administrative Expenses               44.8%                          31.1%
Research and Development Expenses                         9.1%                           5.0%
                                                  ------------                   ------------
Income from Operations                                    8.4%                          19.4%
Interest Income/(Expense), Net                             .7%                           (.3%)
                                                  ------------                   ------------
Income Before Provision for Income Taxes                  9.1%                          19.1%

Provision for Income Taxes                                3.5%                           7.7%
                                                  ------------                   ------------
Net Income                                                5.6%                          11.4%
                                                  ============                   ============

Sales. Net sales decreased by 29.7% in the first quarter of fiscal year 1998 to $3,404 as compared to $4,844 in the first quarter of fiscal year 1997. Sales of the Container Inspection Systems Division decreased by 7.4% to $1,888 in the first quarter of fiscal year 1998 as compared to $2,038 in the first quarter of fiscal year 1997. The decrease resulted largely from the timing of project orders. Sales of the Undersea Systems Division decreased by 46% to $1,516 in the first quarter of fiscal year 1998 as compared to $2,806 in the first quarter of fiscal year 1997. The decrease resulted mainly from lower sales of hydrophones in the first quarter of fiscal year 1998 as compared to the first quarter of fiscal year 1997 related to the transitioning to a new hydrophone product.

Gross Profit. Gross Profit decreased by 21.1% to $2,121 for the first quarter of fiscal year 1998 as compared to $2,688 for the first quarter of fiscal year 1997. As a percentage of sales, gross profit was 62.3% in the first quarter of fiscal year 1998 as compared to 55.5% in the first quarter of fiscal year 1997. The increase in gross profit percentage is attributed primarily to the higher sales mix of Container Inspection Systems Division products, which carry a higher gross profit, in the first quarter of fiscal year 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 1.3% to $1,524 for the first quarter of fiscal year 1998 as compared to $1,505 in the first quarter of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 44.8% in the first quarter of fiscal year 1998 as compared to 31.1% for the first quarter of fiscal year 1997. This increase in percentage of sales is primarily a result of a reduced level of sales in the first quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses increased 28.9% to $312 for the first quarter of fiscal year 1998 as compared to $242 in the first quarter of fiscal year 1997. As a percentage of sales, research and development expenses increased to 9.1% of sales in the first quarter of fiscal year 1998 from 5.0% in the first quarter of fiscal year 1997. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $39 in the first quarter of fiscal year 1998 as compared to $6 in the first quarter of fiscal year 1997. The increase in interest income was a result of higher invested cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $118 in the first quarter of fiscal year 1998 as compared to $374 in the first quarter of fiscal year 1997. The effective tax rate used in the first quarter of fiscal year 1998 was 38.3% as compared to the rate of 40.3% used in the first quarter of fiscal year 1997. The rate used in the first quarter of fiscal year 1998 is the same rate as was applied to the full year of fiscal 1997 and is lower than the statutory rate due to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $401 from September 30, 1997 to December 31, 1997. This increase resulted primarily from cash generated from operations of $769. Accounts receivable decreased $711 resulting from improved collections and lower sales volume and inventories increased by $358 to support future sales. Cash flow from financing activities was a use of $314 resulting from payments on the Company's long term debt. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this Quarterly Report on Form 10-QSB and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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


DATE:   February 5, 1998

                                 EXHIBIT INDEX

          Exhibit


           3.1      Restated Articles of Organization (1)

           3.2      Articles of Amendment dated April 28, 1997 (2)

           3.3      By-Laws (1)

           3.4      By-Law Amendments adopted January 23, 1998

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

          10.9      Third Amendment to 401(k) Retirement Plan (3)

          10.10     Supplemental Executive Retirement Plan (1)

          10.11     1990 Stock Option Plan (1)

          10.12     Stock Option Plan for Non-Employee Directors(1)

          10.13     1998 Non-Employee Directors' Stock Option Plan

          10.14 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

          10.15 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

          10.16 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

          10.17 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          Exhibit

          10.18 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          10.19 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

          10.20 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

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