Form 10QSB
period 1998-03-31
BENTHOS INC
filed 1998-05-13
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
                               --------------

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

Yes  X     No
   -----     ----


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                                  1,321,240
      (Class)                            (Outstanding stock at May 6, 1998)


Traditional Small Business Disclosure Format (check one):
Yes  X     No
   -----     ----

                          BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
               FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                                 MARCH 31, 1998

                                     INDEX

                                                                                   PAGE  NO.

Face Sheet                                                                             1

Index                                                                                  2

PART I
FINANCIAL INFORMATION

  Item 1. Financial Statements

           Condensed Consolidated Balance Sheets (unaudited)                           3
              March 31, 1998 and
              September 30, 1997

           Condensed Consolidated Statements of Earnings (unaudited)                   4
           Thirteen Weeks Ended
              March 31, 1998 and
              March 31, 1997

           Condensed Consolidated Statements of Earnings (unaudited)                   5
           Twenty-Six Weeks Ended
              March 31, 1998 and
              March 31, 1997

           Condensed Consolidated Statements of Cash Flow (unaudited)                  6
           Twenty-Six Weeks Ended
              March 31, 1998 and
              March 31, 1997

           Notes to Financial Statements                                              7-8

  Item 2. Management's Discussion and Analysis                                        9-12
          of Financial Condition and Results
          of Operations

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                            13

Signature                                                                             13

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Benthos, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                   (in thousands, except per share amounts)
                                 (unaudited)

Assets                                       March 31, 1998   September 30, 1997

Current Assets:
Cash and Cash Equivalents                           $ 3,077              $ 2,663
Accounts Receivable, Net                              1,620                2,170
Inventories                                           2,310                2,063
Prepaid Expenses                                        368                  469
Deferred Tax Asset                                      516                  516
                                                    -------              -------
Total Current Assets                                  7,891                7,881


Property, Plant and Equipment, Net                    1,871                1,961
Other Assets                                            283                  234
                                                    -------              -------
                                                    $10,045              $10,076
                                                    =======              =======

Liabilities and Stockholders' Investment

Current Liabilities:
Current Maturities of Long-term Debt                $    71              $    34
Accounts Payable                                        563                  314
Accrued Expenses                                        878                1,373
Customer Deposits                                       263                  141
                                                    -------              -------
Total Current Liabilities                             1,775                1,862

Long-term Debt, Net of Current Maturities               423                  791

Stockholders' Investment:
Common Stock, $.0667 par value-
  Authorized  7,500 shares
  Issued  1,612 shares at March 31, 1998
  and 1,586 at September 30, 1997                       108                  106
Capital in excess of par value                        1,319                1,270
Retained Earnings                                     7,197                6,894
Treasury Stock, at Cost                                (777)                (847)
                                                    -------              -------
Total Stockholders' Investment                        7,847                7,423
                                                    -------              -------
                                                    $10,045              $10,076
                                                    =======              =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                         Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        Thirteen Weeks Ended
                                                 March 31, 1998      March 31, 1997

Net Sales                                            $3,517           $4,237

Cost of Sales                                         1,895            1,996
                                                     ------           ------
Gross Profit                                          1,622            2,241

Selling, General & Administrative Expenses            1,141            1,140
Research and Development Expenses                       318              361
                                                     ------           ------
Income from Operations                                  163              740

Interest Income                                          35                3
Interest Expense                                        (15)             (20)
                                                     ------           ------
Income before Provision for Income Taxes                183              723
Provision for Income Taxes                               70              291
                                                     ------           ------
Net Income                                           $  113           $  432
                                                     ======           ======

Basic Earnings Per Share                              $0.09            $0.35
                                                     ======           ======

Diluted Earnings Per Share                            $0.08            $0.32
                                                     ======           ======

Common Shares Outstanding                             1,315            1,231

Common Shares Outstanding,
Assuming Dilution                                     1,397            1,360



See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                   Twenty-Six Weeks Ended
                                              March 31, 1998   March 31, 1997

Net Sales                                         $6,637           $8,917

Cost of Sales                                      3,177            4,152
                                                  ------           ------
Gross Profit                                       3,460            4,765

Selling, General & Administrative Expenses         2,382            2,481
Research and Development Expenses                    630              603
                                                  ------           ------
Income from Operations                               448            1,681

Interest Income                                       73                9
Interest Expense                                     (30)             (39)
                                                  ------           ------
Income before Provision for Income Taxes             491            1,651
Provision for Income Taxes                           188              665
                                                  ------           ------
Net Income                                        $  303           $  986
                                                  ======           ======

Basic Earnings Per Share                           $0.23            $0.81
                                                  ======           ======

Diluted Earnings Per Share                         $0.22            $0.72
                                                  ======           ======

Common Shares Outstanding                          1,304            1,220

Common Shares Outstanding,
Assuming Dilution                                  1,395            1,371

    See accompanying notes to Condensed Consolidated Financial Statements.

                         Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                (in thousands)
                                  (unaudited)

                                                          Twenty-Six Weeks Ended
                                                 March 31, 1998         March 31, 1997
Cash Flows From Operating Activities:

Net Income                                           $  303                 $  986

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
       Depreciation and Amortization                    373                    477
Changes in Assets and Liabilities:
       Accounts Receivable                              550                   (506)
       Inventories                                     (247)                   555
       Prepaid Expenses                                 101                   (284)
       Accounts Payable & Accrued Expenses             (246)                  (533)
       Customer Deposits                                122                    (85)
                                                     ------                 ------
Net Cash Provided by Operating Activities               956                    610

Cash Flows from Investing Activities:
       Purchases of Property, Plant & Equipment        (130)                  (304)
       Increase in Other Assets                         (81)                   (96)
                                                     ------                 ------
Net Cash Used in Investing Activities                  (211)                  (400)

Cash Flows From Financing Activities:

       Payments on long-term debt, net                 (331)                   (15)
                                                     ------                 ------

Net Increase in Cash and Cash Equivalents               414                    195

Cash and Cash Equivalents, Beginning of Period        2,663                    751
                                                     ------                 ------
Cash and Cash Equivalents, End of Period             $3,077                 $  946
                                                     ======                 ======
Supplemental Disclosure of Cash Flow Information:
       Interest Paid                                 $   15                 $   20
                                                     ======                 ======
       Income Taxes Paid                             $   20                 $1,555
                                                     ======                 ======





See accompanying notes to Condensed Consolidated Financial Statements

                                 Benthos, Inc.
                         Notes to Financial Statements

1.   Fiscal Periods

The fiscal year of Benthos, Inc. (the Company) ends on September 30 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to December 31, March 31, and June 30. All references in the unaudited condensed consolidated financial statements to fiscal periods ended on December 31, March 31, or June 30 mean the interim quarters referred to above.

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  March 31,1998  September 30, 1997
                                           (in thousands)

Raw Materials                            $   92              $   90

Work-in-Process                           2,208               1,928

Finished Goods                               10                  45
                                         ------              ------
                                         $2,310              $2,063
                                         ======              ======

4.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 ("APB 15") and related interpretations. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earning per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. Diluted earnings per share in the accompanying statements of operations is identical to the primary earnings per share previously presented in accordance with APB 15. The Company has stock options for 24,000 shares of common stock at an average exercise price of $17.54 in the thirteen and twenty-six week periods ended March 31, 1998 and 15,000 shares at $14.25 in the thirteen week period ended March 31, 1998, which have not been included in basic or diluted earnings per share as they are antidilutive.

Calculations of basic and diluted net income per common share and potential common share are as follows:

                                             (in thousands, except per share amounts)
                                   Thirteen Weeks Ended March 31,         Twenty-Six Weeks Ended March 31,
                                         1998            1997                 1998                 1997
Net income                              $  113          $  432               $  303               $  986
                                        ======          ======               ======               ======
Weighted average common
shares outstanding                       1,315           1,231                1,304                1,220

Potential common shares
pursuant to stock options                   82             129                   91                  151
                                        ------          ------               ------               ------
Diluted weighted
average shares                           1,397           1,360                1,395                1,371
                                        ------          ------               ------               ------
Basic net income per
common share                            $  .09          $  .35               $  .23               $  .81
                                        ======          ======               ======               ======
Diluted net income per share
and potential common share              $  .08          $  .32               $  .22               $  .72
                                        ======          ======               ======               ======


ITEM 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                            (Dollars in thousands)

Results of Operations -- Second quarter of fiscal year 1998 compared with second quarter of fiscal year 1997.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                        Thirteen Weeks Ended
                                                 March 31, 1998       March 31, 1997
Net Sales                                               100.0%           100.0%

Cost of Sales                                            53.9%            47.1%
                                                        -----            -----
Gross Profit                                             46.1%            52.9%
Selling, General & Administrative Expenses               32.5%            26.9%
Research and Development Expenses                         9.0%             8.5%
                                                        -----            -----
Income from Operations                                    4.6%            17.5%
Interest Income/(Expense), Net                             .6%             (.4%)
                                                        -----            -----
Income Before Provision for Income Taxes                  5.2%            17.1%

Provision for Income Taxes                                2.0%             6.9%
                                                        -----            -----
Net Income                                                3.2%            10.2%
                                                        =====            =====


Sales. Net sales decreased by 17.0% in the second quarter of fiscal year 1998 to $3,517 as compared to $4,237 in the second quarter of fiscal year 1997. Sales of the Container Inspection Systems Division decreased by 7.4% to $1,330 in the second quarter of fiscal year 1998 as compared to $1,437 in the second quarter of fiscal year 1997. The decrease resulted largely from a decrease in product orders. Sales of the Undersea Systems Division decreased by 21.9% to $2,187 in the second quarter of fiscal year 1998 as compared to $2,800 in the second quarter of fiscal year 1997. The decrease resulted mainly from lower sales of hydrophones in the second quarter of fiscal year 1998 as compared to the second quarter of fiscal year 1997 related to the transitioning to a new hydrophone product and reduced sales of Acoustic Releases and Remotely Operated Vehicles related to large project orders.

Gross Profit. Gross Profit decreased by 27.6% to $1,622 for the second quarter of fiscal year 1998 as compared to $2,241 for the second quarter of fiscal year 1997. As a percentage of sales, gross profit was 46.1% in the second quarter of fiscal year 1998 as compared to 52.9% in the second quarter of fiscal year 1997. The decrease in gross profit percentage is attributed primarily to lower overall sales volume as well as start-up costs related to the new hydrophone product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained essentially flat at $1,141 for the second quarter of fiscal year 1998 as compared to $1,140 in the second quarter of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 32.5% in the second quarter of fiscal year 1998 as compared to 26.9% for the second quarter of fiscal year 1997. This increase in percentage of sales is primarily a result of a reduced level of sales in the second quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses decreased 11.9% to $318 for the second quarter of fiscal year 1998 as compared to $361 in the second quarter of fiscal year 1997. As a percentage of sales, research and development expenses increased to 9.0% of sales in the second quarter of fiscal year 1998 from 8.5% in the second quarter of fiscal year 1997. The overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $35 in the second quarter of fiscal year 1998 as compared to $3 in the second quarter of fiscal year 1997. The increase in interest income was a result of higher invested cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $70 in the second quarter of fiscal year 1998 as compared to $291 in the second quarter of fiscal year 1997. The effective tax rate used in the second quarter of fiscal year 1998 was 38.3% as compared to the rate of 40.3% used in the second quarter of fiscal year 1997. The rate used in the second quarter of fiscal year 1998 is the same rate as was applied to the full year of fiscal 1997 and is lower than the statutory rate due to the benefit from the Company's Foreign Sales Corporation.

Results of Operations. First half of fiscal year 1998 compared to first half of fiscal year 1997.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                               Twenty-Six Weeks Ended
                                          March 31, 1998        March 31, 1997
Net Sales                                     100.0%                100.0%

Cost of Sales                                  47.9%                 46.6%
                                              -----                 -----
Gross Profit                                   52.1%                 53.4%
Selling, General & Administrative Expenses     35.9%                 27.8%
Research and Development Expenses               9.5%                  6.8%
                                              -----                 -----
Income from Operations                          6.7%                 18.8%
Interest Income/(Expense), net                   .7%                  (.3%)
                                              -----                 -----
Income Before Provision For Income Taxes        7.4%                 18.5%

Provision for Income Taxes                      2.8%                  7.5%
                                              -----                 -----
Net Income                                      4.6%                 11.0%
                                              =====                 =====

Sales. Net sales decreased by 25.6% in the first half of fiscal year 1998 to $6,637 as compared to $8,917 in the first half of fiscal year 1997. Sales of the Container Inspection Systems Division decreased by 11.3% to $2,971 in the first half of fiscal year 1998 as compared to $3,350 in the first half of fiscal year 1997. The decrease resulted largely from the timing of project orders. Sales of the Undersea Systems Division decreased by 34.2% to $3,666 in the first half of fiscal year 1998 as compared to $5,567 in the first half of fiscal year 1997. The decrease resulted mainly from lower sales of hydrophones in the first half of fiscal year 1998 as compared to the first half of fiscal year 1997 related to the transitioning to a new hydrophone product.

Gross profit. Gross profit decreased by 27.4% to $3,460 for the first half of fiscal year 1998 as compared to $4,765 for the first half of fiscal year 1997. As a percentage of sales, gross profit was 52.1% in the first half of fiscal year 1998 as compared to 53.4% in the first half of fiscal year 1997. The decrease in gross profit percentage is attributed primarily to lower sales volume as well as start-up costs for the new hydrophone product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 4.0% to $2,382 for the first half of fiscal year 1998 as compared to $2,481 in the first half of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 35.9% in the first half of fiscal year 1998 as compared to 27.8% for the first half of fiscal year 1997. This increase in percentage of sales is primarily a result of a reduced level of sales in the first half of fiscal year 1998.

Research and Development Expenses. Research and development expenses increased 4.5% to $630 for the first half of fiscal year 1998 as compared to $603 in the first half of fiscal year 1997. As a percentage of sales, research and development expenses increased to 9.5% of sales in the first half of fiscal year 1998 from 6.8% in the first half of fiscal year 1997. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $73 in the first half of fiscal year 1998 as compared to $9 in the first half of fiscal year 1997. The increase in interest income was a result of higher invested cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $188 in the first half of fiscal year 1998 as compared to $665 in the first half of fiscal year 1997. The effective tax rate used in the first half of fiscal year 1998 was 38.3% as compared to the rate of 40.3% used in the first half of fiscal year 1997. The rate used in the first half of fiscal year 1998 is the same rate as was applied to the full year of fiscal 1997 and is lower than the statutory rate due to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $414 from September 30, 1997 to March 31, 1998. This increase resulted primarily from cash generated from operations of $956. Accounts receivable decreased $550 resulting from improved collections and lower sales volume and inventories increased by $247 to support future sales. Net cash used in financing activities was $331 resulting from payments on the Company's long term debt. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

Year 2000 Issues. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal study is currently underway to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

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


                                          BENTHOS, INC

                                 By  /s/ Francis E. Dunne, Jr.
                                       Francis E. Dunne, Jr
                                     Chief Financial Officer
                                         and Treasurer
                            (Principal Financial and Accounting Officer)
DATE: May 12, 1998

                  EXHIBIT INDEX


          Exhibit

           3.1      Restated Articles of Organization (1)

           3.2      Articles of Amendment dated April 28, 1997 (2)

           3.3      Articles of Amendment dated April 20, 1998

           3.4      By-Laws (1)

           3.5      By-Law Amendments adopted January 23, 1998 (4)

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

          10.7      First Amendment to 401(k) Retirement Plan (2)

          10.8      Second Amendment to 401(k) Retirement Plan (2)

          10.9      Third Amendment to 401(k) Retirement Plan (3)

          10.10     Supplemental Executive Retirement Plan (1)

          10.11     1990 Stock Option Plan (1)

          10.12     Stock Option Plan for Non-Employee Directors (1)

          10.13     1998 Non-Employee Directors' Stock Option Plan (4)

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



          Exhibit

          10.17 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.18     Line of Credit Loan Agreement between the Company and Cape
                    Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          10.19     Commercial Mortgage Loan Extension and Modification
                    Agreement between the Company and Cape Cod Bank and Trust
                    Company, dated July 6, 1994 (1)

          10.20     License Agreement between the Company and Optikos
                    Corporation dated July 29, 1997 (3)

          21        Subsidiaries of the Registrant (1)

          27        Financial Data Schedule

          27.1      Restated Financial Data Schedule


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

          (4) Previously filed as exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. O-28932) and incorporated herein by this reference.