Form 10QSB
period 1998-06-30
BENTHOS INC
filed 1998-08-12
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998
                                              -------------

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ____________ to ______________

Commission file number 0-29024
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

Yes    X    No
     ------    ------

State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                1,321,240
     (Class)                              (Outstanding stock at August 7, 1998)

Traditional Small Business Disclosure Format (check one):
Yes    X    No
     ----      ---

                         BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
              FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                                 JUNE 30, 1998

INDEX
                                                                        Page No.

Face Sheet                                                                   1

Index                                                                        2

PART I
FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets (unaudited)                 3
                June 30, 1998 and
                September 30, 1997

           Condensed Consolidated Statements of Earnings (unaudited)         4
           Thirteen Weeks Ended
                June 30, 1998 and
                June 30, 1997

           Condensed Consolidated Statements of Earnings (unaudited)         5
           Thirty-Nine Weeks Ended
                June 30, 1998 and
                June 30, 1997

           Condensed Consolidated Statements of Cash Flow (unaudited)        6
           Thirty-Nine Weeks Ended
                June 30, 1998 and
                June 30, 1997

           Notes to Financial Statements                                   7-8

   Item 2. Management's Discussion and Analysis                            9-12
           of Financial Condition and Results
           of Operations

PART II
OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders               13

   Item 6. Exhibits and Reports on Form 8-K                                  13

Signature                                                                    14

                       PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements
                                               Benthos, Inc. and Subsidiary
                                            Condensed Consolidated Balance Sheets
                                           (in thousands, except per share amounts)
                                                       (unaudited)
Assets                                       June 30, 1998   September 30, 1997
Current Assets:
Cash and Cash Equivalents                          $ 2,770          $2,663
Accounts Receivable, Net                             2,112           2,170
Inventories                                          2,868           2,063
Prepaid Expenses                                       346             469
Deferred Tax Asset                                     516             516
                                                   -------          ------
Total Current Assets                                 8,612           7,881


Property, Plant and Equipment, Net                   1,809           1,961
Other Assets                                           276             234
                                                   -------          -------
                                                   $10,697          $10,076
                                                   =======          =======

Liabilities and Stockholders' Investment

Current Liabilities:
Current Maturities of Long-term Debt               $    72          $   34
Accounts Payable                                       890             314
Accrued Expenses                                     1,027           1,373
Customer Deposits                                      507             141
                                                   -------          ------
Total Current Liabilities                            2,496           1,862

Long-term Debt, Net of Current Maturities              202             791

Stockholders' Investment:
Common Stock, $.0667 par value-
  Authorized - 7,500 shares
  Issued - 1,612 shares at June 30, 1998
  and 1,586 at September 30, 1997                      108             106
Capital in Excess of Par Value                       1,319           1,270
Retained Earnings                                    7,349           6,894
Treasury Stock, at Cost                               (777)           (847)
                                                   -------         -------
Total Stockholders' Investment                       7,999           7,423
                                                   -------         -------
                                                   $10,697         $10,076
                                                   =======         =======





See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                 Thirteen Weeks Ended
                                            June 30, 1998      June 30, 1997
Net Sales                                         $3,431          $3,751

Cost of Sales                                      1,775           1,787
                                                  ------          ------
Gross Profit                                       1,656           1,964

Selling, General & Administrative Expenses         1,054           1,117
Research and Development Expenses                    389             405
                                                  ------          ------
Income from Operations                               213             442

Interest Income                                       42               7
Interest Expense                                      (7)            (19)
                                                  ------          ------
Income before Provision for Income Taxes             248             430
Provision for Income Taxes                            95             132
                                                  ------          ------
Net Income                                        $  153          $  298
                                                  ======          ======

Basic Earnings Per Share                          $ 0.12          $ 0.24
                                                  ======          ======

Diluted Earnings Per Share                        $ 0.11          $ 0.22
                                                  ======          ======

Common Shares Outstanding                          1,321           1,254

Common Shares Outstanding,
Assuming Dilution                                  1,386           1,369



See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                    Thirty-Nine Weeks Ended
                                                 June 30, 1998    June 30, 1997

Net Sales                                              $10,067    $12,669

Cost of Sales                                            4,951      5,940
                                                       -------    -------
Gross Profit                                             5,116      6,729

Selling, General & Administrative Expenses               3,436      3,597
Research and Development Expenses                        1,020      1,008
                                                       -------    -------
Income from Operations                                     660      2,124

Interest Income                                            115         15
Interest Expense                                           (37)       (59)
                                                       -------    -------
Income before Provision for Income Taxes                   738      2,080
Provision for Income Taxes                                 283        796
                                                       -------    -------
Net Income                                             $   455    $ 1,284
                                                       =======    =======

Basic Earnings Per Share                                 $0.35      $1.04
                                                       =======    =======

Diluted Earnings Per Share                               $0.33      $0.94
                                                       =======    =======

Common Shares Outstanding                                1,310      1,232

Common Shares Outstanding,
Assuming Dilution                                        1,392      1,371





See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                (in thousands)
                                  (unaudited)


                                                    Thirty-Nine Weeks Ended
                                                June 30, 1998   June 30, 1997
Cash Flows From Operating Activities:

Net Income                                            $  455       $1,284

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
          Depreciation and Amortization                  386          685
Changes in Assets and Liabilities:
          Accounts Receivable                             58           52
          Inventories                                   (805)         892
          Prepaid Expenses                               123         (259)
          Accounts Payable & Accrued Expenses            230         (648)
          Customer Deposits                              366         (151)
                                                      ------       ------
Net Cash Provided by Operating Activities                813        1,855

Cash Flows from Investing Activities:
          Purchases of Property, Plant & Equipment       (88)        (404)
          Increase in Other Assets                       (67)        (110)
                                                      ------       ------
Net Cash Used in Investing Activities                   (155)        (514)

Cash Flows from Financing Activities:

          Payments on long-term debt, net               (551)         (23)
                                                      ------       ------

Net Increase in Cash and Cash Equivalents                107        1,318

Cash and Cash Equivalents, Beginning of Period         2,663          751
                                                      ------       ------
Cash and Cash Equivalents, End of Period              $2,770       $2,069
                                                      ======       ======
Supplemental Disclosure of Cash Flow Information:
          Interest Paid                               $   37       $   59
                                                      ======       ======
          Income Taxes Paid                           $   62       $1,624
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

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             June 30,1998      September 30, 1997
                                                     (in thousands)

          Raw Materials                            $  102             $   90

          Work-in-Process                           2,757              1,928

          Finished Goods                                9                 45
                                                   ------             -------
                                                   $2,868              $2,063
                                                   ======              ======

4.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 ("APB 15") and related interpretations. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earning per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. Diluted earnings per share in the accompanying statements of operations is identical to the primary earnings per share previously presented in accordance with APB 15. The Company has stock options for 36,000 shares of common stock at an average exercise price of $16.17 in the thirteen and thirty-nine week periods ended June 30, 1998 and 46,500 shares at an average exercise price of $12.25 in the thirteen week period ended June 30, 1998, which have not been included in basic or diluted earnings per share as they are antidilutive.

Calculations of basic and diluted net income per common share and potential common share are as follows:


                                               (in thousands, except per share amounts)
                                Thirteen Weeks Ended June 30,          Thirty-Nine Weeks Ended June 30,
                                     1998           1997                      1998              1997
                                     ----           ----                      ----              ----

Net income                              $  153         $  298                $  455              $1,284
                                        ======         ======                ======              ======

Weighted average common
shares outstanding                       1,321          1,254                 1,310               1,232

Potential common shares
pursuant to stock options                   65            115                    82                 139
                                        ------         ------                ------              ------

Diluted weighted
average shares                           1,386          1,369                 1,392               1,371
                                        ------         ------                ------              ------

Basic net income per
common share                            $  .12         $  .24                $  .35              $ 1.04
                                        ======         ======                ======              ======

Diluted net income per share
and potential common share              $  .11         $  .22                $  .33              $  .94
                                        ======         ======                ======              ======


Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                            (Dollars in thousands)

Results of Operations -- Third quarter of fiscal year 1998 compared with third quarter of fiscal year 1997.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                   Thirteen Weeks Ended
                                              June 30, 1998    June 30, 1997

Net Sales                                             100.0%          100.0%

Cost of Sales                                          51.7%           47.6%
                                                      -----           -----
Gross Profit                                           48.3%           52.4%
Selling, General & Administrative Expenses             30.7%           29.8%
Research and Development Expenses                      11.4%           10.8%
                                                      -----           -----
Income from Operations                                  6.2%           11.8%
Interest Income/(Expense), Net                          1.0%            (.3%)
                                                      -----           -----
Income Before Provision for Income Taxes                7.2%           11.5%

Provision for Income Taxes                              2.7%            3.6%
                                                      -----           -----
Net Income                                              4.5%            7.9%
                                                      =====           =====


Sales. Net sales decreased by 8.5% in the third quarter of fiscal year 1998 to $3,431 as compared to $3,751 in the third quarter of fiscal year 1997. Sales of the Undersea Systems Division increased by 9.0% to $2,347 in the third quarter of fiscal year 1998 as compared to $2,154 in the third quarter of fiscal year 1997. The increase resulted mainly from higher sales of new and existing hydrophone products and Remotely Operated Vehicles in the third quarter of fiscal year 1998 as compared to the third quarter of fiscal year 1997 and reduced sales of Acoustic Releases and Imaging products. Sales of the Container Inspection Systems Division decreased by 32.1% to $1,084 in the third quarter of fiscal year 1998 as compared to $1,597 in the third quarter of fiscal year 1997. The decrease resulted largely from reduced orders from Asia and the timing of large project orders.

Gross Profit. Gross Profit decreased by 15.7% to $1,656 for the third quarter of fiscal year 1998 as compared to $1,964 for the third quarter of fiscal year 1997. As a percentage of sales, gross profit was 48.3% in the third quarter of fiscal year 1998 as compared to 52.4% in the third quarter of fiscal year 1997. The decrease in gross profit percentage is attributed primarily to product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 5.6% to $1,054 for the third quarter of fiscal year 1998 as compared to $1,117 in the third quarter of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 30.7% in the third quarter of fiscal year 1998 as compared to 29.8% for the third quarter of fiscal year 1997. This increase in percentage of sales is primarily a result of a reduced level of sales in the third quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses decreased 4.0% to $389 for the third quarter of fiscal year 1998 as compared to $405 in the third quarter of fiscal year 1997. As a percentage of sales, research and development expenses increased to 11.4% of sales in the third quarter of fiscal year 1998 from 10.8% in the third quarter of fiscal year 1997. The overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $42 in the third quarter of fiscal year 1998 as compared to $7 in the third quarter of fiscal year 1997. The increase in interest income was a result of higher invested cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $95 in the third quarter of fiscal year 1998 as compared to $132 in the third quarter of fiscal year 1997. The effective tax rate used in the third quarter of fiscal year 1998 was 38.3% as compared to the rate of 30.7% used in the third quarter of fiscal year 1997. The rate used in the third quarter of fiscal year 1998 is the same rate applicable to the full fiscal year 1997 and is lower than the statutory rate due to the benefit from the Company's Foreign Sales Corporation. The effective tax rate used in the third quarter of fiscal year 1997 of 30.7% was the result of a cumulative adjustment of the first three quarters of fiscal year 1997.

Results of Operations. First three quarters of fiscal year 1998 compared to the first three quarters of fiscal year 1997.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                  Thirty-Nine Weeks Ended
                                               June 30, 1998   June 30, 1997


Net Sales                                           100.0%         100.0%

Cost of Sales                                        49.2%          46.9%
                                                    -----          -----
Gross Profit                                         50.8%          53.1%
Selling, General & Administrative Expenses           34.1%          28.4%
Research and Development Expenses                    10.1%           7.9%
                                                    -----          -----
Income from Operations                                6.6%          16.8%
Interest Income/(Expense), Net                         .7%           (.4%)
                                                    -----          -----
Income Before Provision for Income Taxes              7.3%          16.4%

Provision for Income Taxes                            2.8%           6.3%
                                                    -----          -----
Net Income                                            4.5%          10.1%
                                                    =====          =====

Sales. Net sales decreased by 20.5% in the first three quarters of fiscal year 1998 to $10,067 as compared to $12,669 in the first three quarters of fiscal year 1997. Sales of the Container Inspection Systems Division decreased by 18.0% to $4,055 in the first three quarters of fiscal year 1998 as compared to $4,947 in the first three quarters of fiscal year 1997. The decrease resulted largely from reduced orders from Asia and the timing of large project orders. Sales of the Undersea Systems Division decreased by 22.1% to $6,012 in the first three quarters of fiscal year 1998 as compared to $7,722 in the first three quarters of fiscal year 1997. The decrease resulted mainly from lower sales of hydrophones related to the transitioning to a new hydrophone product as well as fewer product and the timing of deliveries on project orders in the Acoustic Release, Imaging, and Remotely Operated Vehicle product areas in the first three quarters of fiscal year 1998 as compared to the first three quarters of fiscal year 1997.

Gross Profit. Gross Profit decreased by 24.0% to $5,116 for the first three quarters of fiscal year 1998 as compared to $6,729 for the first three quarters of fiscal year 1997. As a percentage of sales, gross profit was 50.8% in the first three quarters of fiscal year 1998 as compared to 53.1% in the first three quarters of fiscal year 1997. The decrease in gross profit percentage is attributed primarily to product mix as well as start-up costs for the new hydrophone product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 4.5% to $3,436 for the first three quarters of fiscal year 1998 as compared to $3,597 in the first three quarters of fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 34.1% in the first three quarters of fiscal year 1998 as compared to 28.4% for the first three quarters of fiscal year 1997. This increase in percentage of sales is primarily a result of a reduced level of sales in the first three quarters of fiscal year 1998.

Research and Development Expenses. Research and development expenses increased 1.2% to $1,020 for the first three quarters of fiscal year 1998 as compared to $1,008 in the first three quarters of fiscal year 1997. As a percentage of sales, research and development expenses increased to 10.1% of sales in the first three quarters of fiscal year 1998 from 7.9% in the first three quarters of fiscal year 1997. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $115 in the first three quarters of fiscal year 1998 as compared to $15 in the first three quarters of fiscal year 1997. The increase in interest income was a result of higher invested cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $283 in the first three quarters of fiscal year 1998 as compared to $796 in the first three quarters of fiscal year 1997. The effective tax rate used in the first three quarters of fiscal year 1998 was 38.3% which is the same rate used for the first three quarters and full fiscal year 1997 and is lower than the statutory rate due to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $107 from September 30, 1997 to June 30, 1998. This increase resulted primarily from cash generated from operations of $813. Customer deposits increased by $366 as the Company booked more orders with advance payments required and inventories increased by $805 to support future sales. Net cash used in financing activities was $551 resulting from payments on the Company's long term debt. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Special Meeting in lieu of the Annual Meeting of Shareholders of the Registrant (the "Meeting") was held on April 3, 1998.

(b) The Registrant solicited proxies for the Meeting pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

(c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:


(i)   Election of Directors:

          Nominee                       For        Withheld

          Stephen D. Fantone            1,176,856     5,413
          A. Theodore Mollegen, Jr.     1,182,119       150

      The directors whose term of office as a director continued after the Meeting are John L. Coughlin, Thurman F. Naylor, Samuel O. Raymond and Gary K. Willis.

(ii) Authorization of appointment of Arthur Andersen LLP as independent auditors for 1998:

          For                           Against    Abstain

          1,180,690                     759        820

(iii) The Company's 1998 Non-Employee Directors' Stock Option Plan was approved: there were 830,763 votes cast in favor of the proposal, 68,866 votes cast against, 10,521 abstentions, and 272,119 broker non-votes.

(iv) The proposal to amend the Articles of Organization of the Company to increase the authorized common stock to 7,500,000 shares was approved: there were 817,813 votes cast in favor of the proposal, 85,664 votes cast against, 26,673 abstentions, and 272,119 broker non-votes.

(v) The proposal to amend the Articles of Organization to create a new class of preferred stock received less than two-thirds vote of the total outstanding shares entitled to vote and therefore did not pass. There were 817,813 votes cast in favor of the proposal, 85,664 votes cast against, 26,673 abstentions, and 272,119 broker non-votes.


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


                                                BENTHOS, INC

                                        By  /s/ Francis E. Dunne, Jr.
                                           Francis E. Dunne, Jr.
                                          Chief Financial Officer
                                                and Treasurer
                                   (Principal Financial and Accounting Officer)
DATE:   August 7, 1998

                                 EXHIBIT INDEX

          Exhibit


           3.1      Restated Articles of Organization (1)

           3.2      Articles of Amendment dated April 28, 1997 (2)

           3.3      Articles of Amendment dated April 20, 1998 (5)

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

          10.17 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.18 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          10.19 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

          10.20 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

          21        Subsidiaries of the Registrant (1)

          27        Financial Data Schedule

          27.1      Restated Financial Data Schedule


          (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. O-29024) and incorporated herein by this reference.

          (2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. O-29024) and incorporated herein by this reference.

          (3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. O-29024) and incorporated herein by this reference.

          (4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. O-29024) and incorporated herein by this reference.

          (5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.