Form 10KSB
period 1998-09-30
BENTHOS INC
filed 1998-12-22
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                      -----------------------------------

                                  FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 of 15(d) of the Securities Exchange Act of 1934


            For the Fiscal Year Ended September 30, 1998

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transitional period from _______ to ________

Commission File No. 0-029024


                                 BENTHOS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


   Massachusetts                                                04-2381876
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


49 Edgerton Drive, Falmouth, Massachusetts                         02556
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                 508-563-1000
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


     Securities registered under Section 12(b) of the Act:


                              Name of Each Exchange on
Title of Each Class           Which Registered

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

Yes  [X]       No  [_]
--------       -------


Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant had total operating revenues of $14,038,000 for its most recent fiscal year ended September 30, 1998.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 4, 1998, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $6.375 per share was $7,242,972. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           1,352,335 Shares of Common Stock, as of December 4, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index


Transitional Small Business Issuer Format (check one):

Yes  [_]       No  [X]
--------       -------

     This report contains forward-looking statements which involve certain risks and uncertainties. See Item 6, "Management's Discussion and Analysis--Forward-Looking Information" herein. Actual results and events may differ from those discussed in the forward-looking statements.

     Except as otherwise noted herein, all information in this report has been adjusted to reflect the three for two stock split, effected in the form of a stock dividend paid by the Company to stockholders of record as of November 18, 1997.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Benthos, Inc. (the "Company") was founded in 1962 to act as a supplier of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 36 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division.

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

3.   New Products

     During fiscal year 1998, the Company introduced TapTone-PC which is a software package designed for supplemental data collection and analysis from installed TapTone machines. A new rejection system designed for cases and heavy packages was also introduced. The Company also continued its practice of providing upgrades and improvements to its standard line of TapTone Inspection Systems. The Company also introduced the MANTA-ROV system, designed for deep water inspection tasks for the offshore oil and gas industry. Also introduced was a low cost deck set designed to communicate with the 875 Series of shallow water acoustic release systems.

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

5.   Sources and Availability of Raw Materials

     The products of both divisions generally utilize mechanical and electrical components that are readily available from a wide variety of domestic and foreign vendors. In certain cases, the Company produces components internally, utilizing its labor force and machine shop capability. Some components are specially designed for specific products and are purchased from a single vendor. A ceramic component that is used in the seismic hydrophone product is purchased from a single vendor, Motorola, Inc., although the Company believes that there are other vendors that possess the capability to provide a replacement component. The Company's glass flotation products are also purchased from a single vendor, Holophane Corp., although similar products could be obtained from other vendors. The Company has not experienced any problems with the supply of its raw materials and it believes that its sources of supply are adequate for its present and future requirements.

6.   Dependence on Major Customers

     Although the Company has a number of major customers, during fiscal 1998, only one customer, Syntron, Inc., represented more than 10% of the Company's total revenue.

7.   Patents, Trademarks and Other Agreements

     The Company possesses several patents pertaining to the design and manufacture of its products. Several names utilized by the Company are also trademarked. It is the Company's policy to seek patent protection on products and designs that it considers important to its future. However, the Company believes that quality and technical superiority, rather than patent protection, are the most important criteria for its future success. The Company does not license any of its patents or designs to others at this time. The Company is currently a licensee under a non-exclusive license pertaining to the design of its seismic hydrophone product from The Penn State Research Foundation. The Company is also a licensee under an exclusive agreement with Syntron, Inc. for a patent pertaining to the design of the Company's Geopoint hydrophone product.

8.   Government Approvals and Contracts

     There are no government approvals required for any of the products currently manufactured by the Company. Certain products of the Undersea Systems Division cannot be sold to certain countries under U.S. export controls. The Company does not anticipate that these export restrictions will be removed in the near future.

     During fiscal 1998, less than 5% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

9.   Effect of Government Regulations

     The Company is not aware of any government regulations or pending legislation that would affect the future sales of its products.

10.  Research and Development

     The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $665,000, $1,307,000 and $1,239,000 for the fiscal years ended September 30, 1996, 1997 and 1998, respectively. In addition, the Company has an ongoing technical consulting agreement with William D. McElroy, an expert in undersea acoustics.

11.  Environmental Protection Regulations

     The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.  Employees

     As of September 30, 1998, the Company employed 92 full-time individuals, 14 of whom were engaged in research and development, 54 in manufacturing and 24 in sales, marketing and administrative positions. Of the 92 full-time employees, 24 are employed on a temporary basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Quarter Ended               High    Low

     December 31, 1996     $13.99  $ 9.82
     March 31, 1997         13.99   10.08
     June 30, 1997          12.32    9.49
     September 30, 1997     17.99   11.83
     December 31, 1997      19.33   14.67
     March 31, 1998         15.50   12.25
     June 30, 1998          13.50    9.25
     September 30, 1998      9.50    4.50

     As of December 4, 1998, there were approximately 280 holders of record of the Company's Common Stock.

     The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

     The Company did not issue any equity securities during the fiscal year ended September 30, 1998 that were not registered under the Securities Act of 1933, other than the issuance of 3,824 shares of Common Stock to the Benthos, Inc. Employee Stock Ownership Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Overview

     The Company was founded in 1962 to act as a supplier of oceanographic products. Over the last 36 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division. The Container Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

Results of Operations

     The following table presents, for the periods indicated, certain consolidated statements of income data. The Company has reclassified certain prior year information to conform with the current year's presentation.

                                       Year Ended
                                     September 30,
                              ----------------------------
                                1998      1997      1996
                              --------  --------  --------
                                     (In Thousands)

Net sales                     $14,038   $16,414   $11,143

Cost of sales                   7,529     7,639     5,392
                              -------   -------   -------

Gross profit                    6,509     8,775     5,751
Selling, general and
  administrative expenses       4,374     4,903     3,153
Research and development
  expenses                      1,239     1,307       665
                              -------   -------   -------

Income from operations            896     2,565     1,933
Interest income                   165        42        10
Interest expense                  (41)      (82)     (106)
                              -------   -------   -------
Income before provision
  for income taxes              1,020     2,525     1,837

Provision for income taxes        305       967       666
                              -------   -------   -------

Net income                    $   715   $ 1,558   $ 1,171
                              =======   =======   =======

    The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to net sales.

                                       Year Ended
                                      September 30,
                               ---------------------------
                                1998       1997       1996
                               ------     ------     ------

Net sales                      100.0%     100.0%     100.0%

Cost of sales                   53.6       46.5       48.4
                               -----      -----      -----

Gross profit                    46.4       53.5       51.6
Selling, general and
  administrative expenses       31.2       29.9       28.2
Research and development
  expenses                       8.8        8.0        6.0
                               -----      -----      -----

Income from operations           6.4       15.6       17.4
Interest income                  1.2        0.3        0.1
Interest expense                (0.3)      (0.5)      (1.0)
                               -----      -----      -----
Income before provision for
  income taxes                   7.3       15.4       16.5
Provision for income taxes       2.2        5.9        6.0
                               -----      -----      -----

Net income                       5.1%       9.5%      10.5%
                               =====      =====      =====

Years Ended September 30, 1998 and 1997

Sales. Total sales decreased 14.5% to $14,038,000 for fiscal year 1998 as compared to $16,414,000 for fiscal year 1997. Sales by the Undersea Systems Division decreased by 3.1% to $9,290,000 for fiscal year 1998 as compared to $9,591,000 for fiscal year 1997. This decrease resulted primarily from decreased sales of the Company's acoustic and glass flotation product lines and was somewhat offset by increases in sales of the Company's imaging, hydrophone (used for offshore oil exploration), and remotely operated vehicle (ROV) product lines. Sales by the Container Inspection Systems Division decreased by 30.4% to $4,748,000 for fiscal year 1998 as compared to $6,823,000 for fiscal year 1997. This decrease was attributable to fewer large project orders and the effects of the Asian financial crisis, which caused some Asian customers to delay orders.

Gross Profit. Gross profit decreased by 25.8% to $6,509,000 for fiscal year 1998 as compared to $8,775,000 for fiscal year 1997. As a percentage of sales, gross profit was 46.4% for fiscal year 1998 as compared to 53.5% for fiscal year 1997, as a result of decreased sales of the Company's Container Inspection Systems Division (which has higher profit margins) and start-up expenses incurred in fiscal year 1998 related to the Company's Undersea Systems Division's new Geopoint acoustic hydrophone product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 10.8% to $4,374,000 for fiscal year 1998 as compared to $4,903,000 for fiscal year 1997. The decrease in these expenses was a result of lower commission and selling expenses relating to the decreased sales volume, reductions in overall Company expenses coinciding with this reduced sales volume and a nonrecurrence of the expenses related to the registration and listing of the Company's securities which occurred in fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 31.2% for fiscal year 1998 as compared to 29.9% for fiscal year 1997.

Research and Development Expenses. Research and development expenses decreased 5.2% to $1,239,000 for fiscal year 1998 as compared to $1,307,000 for fiscal year 1997. As a percentage of sales, research and development expenses were 8.8% for fiscal year 1998 as compared to 8.0% for fiscal year 1997. The increase in percentage of sales is a result of investments in new product development and reduced sales volume and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $165,000 for fiscal year 1998 as compared to $42,000 for fiscal year 1997. This increase resulted from higher invested cash balances.

Interest Expense.   Interest expense decreased 50% to $41,000 for fiscal year
1998 as compared to $82,000 for fiscal year 1997. The decrease was a result of no borrowing on the credit line in fiscal year 1998 and the elimination of the Company's short and long term debt in 1998.

Provision for Income Taxes. The provision for income taxes decreased to $305,000 for fiscal year 1998 as compared to $967,000 for fiscal year 1997. The effective tax rate used for fiscal year 1998 was 29.9% as compared to an effective tax rate of 38.3% used in fiscal year 1997. The rate used in fiscal year 1998 is lower than the statutory rate due to the benefit from the Company's foreign sales corporation and other state tax credits which benefited the Company in fiscal year 1998.

Years Ended September 30, 1997 and 1996

Sales. Total sales increased 47.3% to $16,414,000 for fiscal year 1997 as compared to $11,143,000 for fiscal year 1996. Sales by the Undersea Systems Division increased by 80.6% to $9,591,000 for fiscal year 1997 as compared to $5,312,000 for fiscal year 1996. The increase in Undersea Systems Division sales was the result of the increased shipments of hydrophones used for offshore oil exploration as well as an overall increase in the sales of the Company's acoustic, imaging, and glass flotation product lines. Sales by the Container Inspection Systems Division increased by 17.0% to $6,823,000 for fiscal year 1997 as compared to $5,831,000 for fiscal year 1996. This increase was attributable to improved sales to the worldwide brewing industry as well as continued penetration of the food and beverage segments.

Gross Profit. Gross profit increased by 52.6% to $8,775,000 for fiscal year 1997 as compared to $5,751,000 for fiscal year 1996. As a percentage of sales, gross profit was 53.5% for fiscal year 1997 as compared to 51.6% for fiscal year 1996, principally as a result of changes in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 55.5% to $4,903,000 for fiscal year 1997 as compared to $3,153,000 for fiscal year 1996. The increase in total expenses was a result of higher selling and commission expenses coinciding with the increased volume, additional staff necessary to support the Company's growth, expenses relating to the registration and listing of the Company's securities on the Nasdaq SmallCap Market, and various other legal and investor relations activities in fiscal year 1997. As a percentage of sales, selling, general and administrative expenses increased to 29.9% for fiscal year 1997 as compared to 28.2% for fiscal year 1996.

Research and Development Expenses. Research and development expenses increased 96.5% to $1,307,000 for fiscal year 1997 as compared to $665,000 for fiscal year 1996. As a percentage of sales, research and development expenses increased to 8.0% for fiscal year 1997 from 6.0% for fiscal year 1996. The increase in the percentage of sales and dollars expended is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income increased to $42,000 for fiscal year 1997 as compared to $10,000 for fiscal year 1996. This increase resulted from higher invested cash balances.

Interest Expense. Interest expense decreased to $82,000 for fiscal year 1997 as compared to $106,000 for fiscal year 1996. The decreased level of interest expense was a result of decreased borrowing under the credit line.

Provision for Income Taxes. The provision for income taxes increased to $967,000 for fiscal 1997 as compared to $666,000 for fiscal 1996. The effective tax rate used for fiscal year 1997 was 38.3% as compared to an effective tax rate of 36.2% used in fiscal 1996. The rate used in fiscal year 1997 is lower than the statutory rate due to the benefit from the Company's foreign sales corporation and other state tax credits which benefited the Company in fiscal year 1997.

Liquidity and Capital Resources

     The Company's principal capital requirement is to provide working capital to support growth.

     As of September 30, 1998, the Company had cash and cash equivalents of $2,509,000 as compared to a balance of $2,663,000 on September 30, 1997. Operating income for the fiscal year ended September 30, 1998 was $896,000 as compared to $2,565,000 for the fiscal year ended September 30, 1997. Accounts receivable decreased by $561,000 as a result of decreased sales volume. Inventories increased by $730,000 to support a growing backlog of orders for the Company's Geopoint and other hydrophone products and other planned early fiscal year 1999 shipments. Deferred tax assets increased by $135,000 as the result of an increase in refundable income taxes. Accounts payable increased by $676,000 as purchasing activities increased to support necessary inventory levels. Accrued expenses decreased by $411,000 as reduced operating earnings resulted in lower profit sharing payments. Net cash provided by operating activities decreased to $1,095,000 for fiscal year 1998 as compared to $2,324,000 for fiscal year 1997.

     In the fiscal year ended September 30, 1998, the Company used $595,000 for investing activities. Of this total, $215,000 was used to purchase property, plant, and equipment, $313,000 represents the long term portion of an account receivable and the balance was expended on miscellaneous matters.

     Cash used in financing activities for the fiscal year ended September 30, 1998 was $654,000. Included in this were payments on long-term debt of $825,000, $101,000 from the exercise of stock options, and $70,000 from the sale of treasury stock to the ESOP.

     The Company has an unsecured line of credit for $2,000,000. As of September 30, 1998, the Company had no outstanding advances against the line of credit.

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

Profit Margins

Overall

     Overall profit margins on the Company's products are influenced by the relative mix of sales between the Undersea Systems Division and the Container Inspection Systems Division. For fiscal year ended September 30, 1998, sales of the Undersea Systems Division increased to 66% of total Company sales as compared to 58% for the prior fiscal year, while sales of the Container Inspection Systems Division decreased to 34% of total Company sales as compared to 42% for the prior fiscal year. The decrease in sales from fiscal year 1997 to fiscal year 1998 was 3.1% for the Undersea Systems Division and 30.4% for the Container Inspection Systems Division. This resulted in an overall gross profit for the Company of 46.4% for the fiscal year ended September 30, 1998 as compared to 53.5% for the fiscal year ended September 30, 1997.

Undersea Systems Division

     Profit margins on Undersea Systems Division products range from approximately 30% for certain imaging systems products to more than 50% for certain glass flotation products. Hydrophone products have gross profit margins ranging between approximately 25% to 40%. The Company expects that the overall sales mix of its undersea products will shift slightly in the future due to increased sales of hydrophone products to the offshore oil and gas market. The Company does not expect this sales mix to adversely affect overall profit margins. It is possible that increased competition will result in lower realized selling prices for certain products, especially hydrophones, resulting in reductions in product profit margins. The Company is not aware of other trends or competitive pressures that would adversely affect either product mix or gross profit margin within its glass flotation, imaging, ROV and acoustic product lines.

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

Forward-Looking Information

     This statements made in this report and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information includes information relating to the Company which is based upon the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company's management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain inherent risks, uncertainties and assumptions relating to the operations and results of operations of the Company, the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Year 2000 Issues

     During 1998, the Company has been actively engaged in addressing Year 2000 ("Y2K") issues, which result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

     State of Readiness: To manage its Y2K program, the Company has divided its efforts into four program areas:

         * Information Technology (computer hardware and software)
         * Physical Plant (manufacturing equipment and facilities)
         * Products (including product development)
         * Extended Enterprise (suppliers and customers)

     For each of these program areas, the Company is using a four-step approach:

         * Ownership (creating awareness, assigning tasks)
         * Inventory (listing items to be assessed for Y2K readiness)
         * Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)
         * Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

     As of September 30, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The Company expects to complete the Assessment and Corrective Action Deployment steps by June 1999.

     Costs to Address Y2K Issues: The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

     Risks of Y2K Issues and Contingency Plans: The Company is in the process of assessing the Year 2000 issues relating to its physical plant, products and suppliers. The Company intends to develop a contingency planning process to mitigate worst-case business disruptions such as delays in product delivery, which could potentially result from events such as supply chain disruptions. The Company expects its contingency plans to be complete by June 1999.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     The information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement for its 1999 annual meeting of stockholders to be filed with the Commission in accordance with Rule 14a-101, Schedule 14A, on or before January 28, 1999.

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

                                     BENTHOS, INC.


                                     By: JOHN L. COUGHLIN
                                         ----------------------
                                            John L. Coughlin,
                                                President

Date: December 16, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JOHN L. COUGHLIN           President, Chief Executive       December 16, 1998
-------------------------    Officer and Director
John L. Coughlin



FRANCIS E. DUNNE, JR.      Treasurer and Chief              December 16, 1998
-------------------------    Financial Officer
Francis E. Dunne, Jr.        (principal financial
                              and accounting officer)



STEPHEN D. FANTONE         Chairman of the Board of         December 18, 1998
-------------------------    Directors
Stephen D. Fantone



SAMUEL O. RAYMOND          Director                         December 16, 1998
-------------------------
Samuel O. Raymond



A. THEODORE MOLLEGEN, JR.  Director                         December 21, 1998
-------------------------
A. Theodore Mollegen, Jr.



THURMAN F. NAYLOR          Director                         December 16, 1998
-------------------------
Thurman F. Naylor



GARY K. WILLIS             Director                         December 17, 1998
-------------------------
Gary K. Willis

                          BENTHOS, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                          BENTHOS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-1

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND 1997               F-2

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
SEPTEMBER 30, 1998, 1997 AND 1996                                           F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT FOR THE
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996                               F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED SEPTEMBER 30, 1998, 1997 AND 1996                                     F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-6


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



Boston, Massachusetts
October 26, 1998

                          BENTHOS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                    ASSETS
                                                                                                 SEPTEMBER 30,
                                                                                           1998               1997
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $ 2,509            $ 2,663
 Accounts receivable, less reserves of approximately $175 and $162 at
  September 30, 1998 and 1997, respectively                                                   1,609              2,170
 Inventories                                                                                  2,793              2,063
 Prepaid expenses and other current assets                                                      630                469
 Deferred tax asset                                                                             651                516
                                                                                            -------            -------
     Total current assets                                                                     8,192              7,881
                                                                                            -------            -------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Land                                                                                           127                127
 Buildings and improvements                                                                   1,878              1,845
 Equipment and fixtures                                                                       2,921              2,643
 Demonstration equipment                                                                      1,352              1,448
                                                                                            -------            -------
                                                                                              6,278              6,063

 Less--Accumulated depreciation                                                               4,418              4,102
                                                                                            -------            -------
                                                                                              1,860              1,961
                                                                                            -------            -------
OTHER ASSETS                                                                                    580                234
                                                                                            -------            -------
                                                                                            $10,632            $10,076
                                                                                            =======            =======
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of long-term debt                                                       $     -            $    34
 Accounts payable                                                                               990                314
 Accrued expenses                                                                               962              1,373
 Customer deposits                                                                              237                141
                                                                                            -------            -------
     Total current liabilities                                                                2,189              1,862
                                                                                            -------            -------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                         -                791
                                                                                            -------            -------
COMMITMENTS (Note 10)

STOCKHOLDERS' INVESTMENT:
 Common stock, $.0667 par value
  Authorized--7,500,000 shares
  Issued--1,634,865 and 1,586,115 shares at September 30, 1998 and 1997,
   respectively                                                                                 109                106
 Capital in excess of par value                                                               1,502              1,270
 Retained earnings                                                                            7,609              6,894
 Treasury stock, at cost                                                                       (777)              (847)
                                                                                            -------            -------
     Total stockholders' investment                                                           8,443              7,423
                                                                                            -------            -------
                                                                                            $10,632            $10,076
                                                                                            =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       YEARS ENDED SEPTEMBER 30,
                                                                             1998                 1997                 1996

NET SALES                                                                $   14,038           $   16,414           $   11,143

COST OF SALES                                                                 7,529                7,639                5,392
                                                                         ----------           ----------           ----------

     Gross profit                                                             6,509                8,775                5,751

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  4,374                4,903                3,153

RESEARCH AND DEVELOPMENT EXPENSES                                             1,239                1,307                  665
                                                                         ----------           ----------           ----------

     Income from operations                                                     896                2,565                1,933

INTEREST INCOME                                                                 165                   42                   10

INTEREST EXPENSE                                                                (41)                 (82)                (106)
                                                                         ----------           ----------           ----------

     Income before provision for income taxes                                 1,020                2,525                1,837

PROVISION FOR INCOME TAXES                                                      305                  967                  666
                                                                         ----------           ----------           ----------

     Net income                                                          $      715           $    1,558           $    1,171
                                                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE (Note 8)                                              $.54                $1.27                 $.98
                                                                         ==========           ==========           ==========

DILUTED EARNINGS PER SHARE (Note 8)                                            $.52                $1.14                 $.90
                                                                         ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             1,314,323            1,225,722            1,190,529
                                                                         ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, ASSUMING
 DILUTION                                                                 1,387,130            1,370,375            1,306,922
                                                                         ==========           ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                       COMMON STOCK         CAPITAL IN      RETAINED     TREASURY STOCK, AT COST          TOTAL
                                     NUMBER     $.0667    EXCESS OF PAR     EARNINGS       NUMBER                      STOCKHOLDERS'
                                   OF SHARES  PAR VALUE       VALUE                       OF SHARES      AMOUNT        INVESTMENT
BALANCE, SEPTEMBER 30, 1995        1,472,678      $ 98         $  604       $4,165        282,639        $(813)           $4,054
 Sale of treasury stock                    -         -              -            -         (2,244)           7                 7
 Purchase of treasury stock                -         -              -            -         19,943          (92)              (92)
 Exercise of stock options,
   including tax benefit              37,500         3            170            -              -            -               173
 Net income                                -         -              -        1,171              -            -             1,171
                                   ---------      ----         ------       ------        -------        -----            ------
BALANCE, SEPTEMBER 30, 1996        1,510,178       101            774        5,336        300,338         (898)            5,313
 Sale of treasury stock                    -         -              -            -         (5,390)          51                51
 Exercise of stock options,
   including tax benefit              75,937         5            496            -              -            -               501
 Net income                                -         -              -        1,558              -            -             1,558
                                   ---------      ----         ------       ------        -------        -----            ------
BALANCE, SEPTEMBER 30, 1997        1,586,115       106          1,270        6,894        294,948         (847)            7,423
 Sale of treasury stock                    -         -              -            -         (3,823)          70                70
 Exercise of stock options,
   including tax benefit              48,750         3            232            -              -            -               235
 Net income                                -         -              -          715              -            -               715
                                   ---------      ----         ------       ------        -------        -----            ------
BALANCE, SEPTEMBER 30, 1998        1,634,865      $109         $1,502       $7,609        291,125        $(777)           $8,443
                                   =========      ====         ======       ======        =======        =====            ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                             1998                1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $  715              $1,558              $1,171
 Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                350                 621                 456
  Deferred income taxes                                                       (135)                (59)               (198)
  Changes in assets and liabilities--
   Accounts receivable                                                         561                (651)               (523)
   Inventories                                                                (730)              1,489                (659)
   Prepaid expenses                                                            (27)                (74)                 99
   Accounts payable and accrued expenses                                       265                (426)              1,356
   Customer deposits                                                            96                (134)                (54)
                                                                            ------              ------              ------
       Net cash provided by operating activities                             1,095               2,324               1,648
                                                                            ------              ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                    (215)               (504)               (528)
 Increase in other assets                                                     (380)               (106)                (39)
                                                                            ------              ------              ------
       Net cash used in investing activities                                  (595)               (610)               (567)
                                                                            ------              ------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                                      -                   -                 (92)
 Sale of treasury stock                                                         70                  51                   7
 Exercise of stock options                                                     101                 176                  69
 Decrease in demand note payable                                                 -                   -                (275)
 Payments on long-term debt, net                                              (825)                (29)                (56)
                                                                            ------              ------              ------
       Net cash (used in) provided by financing activities                    (654)                198                (347)
                                                                            ------              ------              ------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (154)              1,912                 734

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 2,663                 751                  17
                                                                            ------              ------              ------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $2,509              $2,663              $  751
                                                                            ======              ======              ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the year                                              $   41              $   82              $  105
                                                                            ======              ======              ======
 Income taxes paid during the year, net of refunds                          $  (38)             $1,624              $  235
                                                                            ======              ======              ======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Tax benefit for exercise of stock options                                  $  134              $  325              $  104
                                                                            ======              ======              ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



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

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Benthos International, Inc., a foreign sales corporation. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 1998 and 1997:

                                          1998             1997
           Raw materials                 $   81           $   90
           Work-in-process                2,702            1,928
           Finished goods                    10               45
                                         ------           ------
                                         $2,793           $2,063
                                         ======           ======

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


     (e)  Depreciation and Amortization

          The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                             ESTIMATED
             ASSET CLASSIFICATION           USEFUL LIFE
           Buildings and improvements       15-33 years
           Equipment and fixtures               5 years
           Demonstration equipment              3 years

     (f)  Intangible Assets

          The Company assesses the realizability of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of September 30, 1998. Intangible assets are included in other assets on the consolidated balance sheets and are amortized on a straight-line basis, based on their estimated lives.

     (g)  Revenue Recognition and Warranty Costs

          The Company recognizes revenue upon shipment and provides for estimated warranty costs at that time. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets.

     (h)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in rated financial institutions. In 1998 and 1997, one customer accounted for 22% and 16% of net sales, respectively. In 1996, no

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)



          single customer accounted for more than 10% of net sales. As of September 30, 1998 and 1997, one customer accounted for approximately 30% and 12% of accounts receivable, respectively. In 1996, two customers accounted for 30% and 14%, respectively, of accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

     (i)  Reclassifications

          The Company has reclassified certain prior year information to conform with the current year's presentation.

     (j)  Financial Instruments

          The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and debt, approximate their carrying value.

     (k)  New Accounting Standards

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

          In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior information upon adoption.

          The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


(2)  ACCRUED EXPENSES

     Accrued expenses consist of the following at September 30, 1998 and 1997:

                                              1998            1997
         Accrued commissions                 $ 144          $  215
         Accrued vacation                      108             100
         Accrued profit sharing                 82             274
         Accrued bonus                         132             282
         Accrued warranty                      244             146
         Other accrued expenses                252             356
                                             -----          ------
                                             $ 962          $1,373
                                             =====          ======

(3)  LONG-TERM DEBT

     Long-term debt in 1998 consisted of a mortgage note payable to a bank in monthly payments of principal and interest of $9 through June 2004, with the balance due in July 2004, interest at 9.25%. The note was secured by land and building and the Company was required to maintain certain covenants, including debt service coverage, as defined. The mortgage was paid in full during 1998 without penalty.

(4)  DEMAND NOTE PAYABLE

     As of September 30, 1998, the Company has a $2,000 unsecured line of credit with a bank expiring on January 31, 1999. There were no amounts outstanding under this line of credit at September 30, 1998. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal's prime rate (8.25% at September 30, 1998). The Company is required to maintain certain covenants, including debt service coverage. The Company was in compliance with all covenants at September 30, 1998.

(5)  INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


     The components of the provision for income taxes for each of the three years in the period ended September 30, 1998 were as follows:

                                      1998             1997             1996
    Federal--
      Current                         $ 372            $ 785            $ 697
      Deferred                         (138)             (45)            (150)
                                      -----            -----            -----
                                        234              740              547
                                      -----            -----            -----
    State--
      Current                            68              241              167
      Deferred                            3              (14)             (48)
                                      -----            -----            -----
                                         71              227              119
                                      -----            -----            -----
                                      $ 305            $ 967            $ 666
                                      =====            =====            =====

     The Company's effective tax rate differed from the statutory rate for the reasons set forth below:

                                                           1998           1997           1996

      Federal statutory rate                               34.0%          34.0%          34.0%
      State income taxes, net of federal tax
      benefit                                               3.5            6.2            5.2
      Tax benefit of foreign sales corporation             (5.0)          (2.4)          (3.5)
      Tax credits                                          (3.6)             -              -
      Other                                                 1.0             .5             .5
                                                           ----          -----           ----

      Effective tax rate                                   29.9%          38.3%          36.2%
                                                           ====          =====           ====

     The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

                                                                           1998             1997
Deferred tax assets are primarily the result of
  temporary differences, including nondeductible reserves
  and accruals                                                            $ 697            $ 562
Valuation allowance                                                         (46)             (46)
                                                                          -----            -----
      Net deferred tax asset                                              $ 651            $ 516
                                                                          =====            =====

     Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance of $46 for certain temporary differences, about which the Company believes there is uncertainty regarding realizability.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


(6)  STOCK SPLIT

     On October 22, 1997, the Company's Board of Directors approved a three for two stock split, effected in the form of a dividend to shareholders of record as of November 18, 1997. The accompanying consolidated financial statements and related notes for all periods presented have been retroactively adjusted to reflect the stock split.

(7)  EMPLOYEE BENEFIT PLANS

     (a)  Stock Option Plans

          The Company has granted to certain directors nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than ten years from the date of grant. At September 30, 1998, 161,250 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 1998, 120,000 shares were available for future grant.

          The Company's 1990 Stock Option Plan (the 1990 Plan) authorizes 300,000 shares of the Company's common stock for issuance. The 1990 Plan is administered by the Board of Directors and provides for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 1998, 85,500 shares were available for future grant.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


         Stock option activity is summarized as follows:

                                               1990 PLAN                  DIRECTOR OPTIONS
                                                       WEIGHTED                       WEIGHTED
                                       NUMBER OF       AVERAGE        NUMBER OF       AVERAGE
                                        SHARES       OPTION PRICE      SHARES       OPTION PRICE
Outstanding, September 30, 1995         105,000          $ 1.98        82,500           $ 1.83
  Granted                                89,250            4.33             -                -
  Terminated                            (22,500)           2.04             -                -
  Exercised                                   -               -       (37,500)            1.83
                                        -------          ------       -------           ------

Outstanding, September 30, 1996         171,750            3.19        45,000             1.83
  Granted                                29,250           11.36        11,250            11.50
  Terminated                             (7,500)           2.04             -                -
  Exercised                             (75,937)           2.33             -                -
                                        -------          ------       -------           ------

Outstanding, September 30, 1997         117,563            5.86        56,250             3.77
  Granted                                31,500           17.54        30,000            13.81
  Terminated                            (10,500)          17.54             -                -
  Exercised                              (3,750)           2.04       (45,000)            1.83
                                        -------          ------       -------           ------

Outstanding, September 30, 1998         134,813          $ 7.79        41,250           $13.18
                                        =======          ======       =======           ======

Exercisable, September 30, 1998          47,254          $ 5.05         3,750           $11.50
                                        =======          ======       =======           ======

The range of exercise prices for options outstanding and options exercisable at September 30, 1998 for the 1990 Plan is as follows:

                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                   ---------------------------     -----------------------------
                                     WEIGHTED
                                     AVERAGE         WEIGHTED
 RANGE OF                           REMAINING        AVERAGE                         WEIGHTED
 EXERCISE            OPTIONS       CONTRACTUAL      EXERCISE         OPTIONS         AVERAGE
  PRICES           OUTSTANDING         LIFE           PRICE        EXERCISABLE    EXERCISE PRICE
$ 2.04-2.04            7,500            5.4           $ 2.04           7,500          $ 2.04
$ 4.33-4.33           77,063            7.5             4.33          32,439            4.33
$10.16-12.79          29,250            8.4            11.36           7,315           11.36
$17.54-17.54          21,000            9.1            17.54               -               -
                     -------            ---           ------          ------          ------
                     134,813            6.6           $ 7.79          47,254          $ 5.05

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


The range of exercise prices for options outstanding and options exercisable at September 30, 1998 for director stock options is as follows:

                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                               --------------------------     --------------------------------
                                 WEIGHTED
                                 AVERAGE         WEIGHTED
 RANGE OF                       REMAINING        AVERAGE                         WEIGHTED
 EXERCISE        OPTIONS       CONTRACTUAL      EXERCISE        OPTIONS          AVERAGE
  PRICES       OUTSTANDING         LIFE           PRICE       EXERCISABLE     EXERCISE PRICE
$11.50-14.25     41,250            7.8           $13.18           3,750          $11.50

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                                SEPTEMBER 30,
                                                             1998         1997
Risk-free interest rate                                      4.38%        6.20%
Expected dividend yield                                         -            -
Expected life (years)                                           7            7
Expected volatility                                            65%          40%
Weighted average remaining contractual life of
 options outstanding (years)                                  7.8          6.2

The weighted average fair value of options granted during the years ended September 30, 1998 and 1997 under these plans is $15.72 and $5.90, respectively.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


          Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net income and net income per share would have been the following:

                                                                             SEPTEMBER 30,
                                                                         1998            1997
           Net income--
           As reported                                                  $ 715          $1,558
           Pro forma                                                      445           1,463

           Basic earnings per share--
           As reported                                                  $ .54          $ 1.27
           Pro forma                                                      .34            1.19

           Diluted earnings per share--
           As reported                                                  $ .52          $ 1.14
           Pro forma                                                      .32            1.07

          Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to September 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     (b)  Employee Stock Ownership Plan

          The Company has an Employee Stock Ownership Plan (ESOP) for substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors (the Board), provided that the total amount contributed for any ESOP year does not exceed the maximum amount allowable by the Internal Revenue Code. Amounts allocated to a participant's account vest ratably over five years based on years of completed service, as defined. The accompanying consolidated statements of income for the years ended September 30, 1998, 1997 and 1996 include provisions for contributions to the ESOP of approximately $41, $71, and $51, respectively.

     (c)  401(k) Retirement Plan

          The Company maintains a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board in an amount determined by the Board. These contributions vest to a participant's account ratably over five years based on years of completed service, as defined. Additionally, each participant may elect to contribute up to 20% of his or her compensation for the plan year, but not more than $10,000 (for calendar 1998), to the plan. The accompanying consolidated statements of income for the years ended September 30, 1998, 1997 and 1996 include provisions for contributions to the plan of approximately $41, $210, and $153, respectively.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


     (d)  Supplemental Executive Retirement Plan

          The Company has a Supplemental Executive Retirement Plan (SERP) for the benefit of certain management and highly compensated executive employees. Under the SERP, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the SERP. No such elective deferrals have been made by participants as of September 30, 1998.

(8)  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by diluted weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

     A reconciliation of basic and diluted shares outstanding is as follows:

                                                       1998            1997            1996
        Weighted average common shares
          outstanding                               1,314,323       1,225,722       1,190,529

        Effect of dilutive securities                  72,807         144,653         116,393
                                                    ---------       ---------       ---------
        Weighted average common shares
          outstanding, assuming dilution            1,387,130       1,370,375       1,306,922
                                                    =========       =========       =========

     As of September 30, 1998, 91,500 options were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. As of September 30, 1997 and 1996, there were no antidilutive shares.

(9)  EXPORT SALES INFORMATION

     Export sales, primarily to Europe and Asia, were approximately $6,384, $6,976, and $6,082 in 1998, 1997 and 1996, respectively.

                          BENTHOS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Continued)


(10) EMPLOYMENT AND NONCOMPETITION AGREEMENT

     The Company has an employment and noncompetition agreement, as amended, with a director/stockholder. In connection with the employment agreement, the Company has agreed to provide a $1,500 split-dollar life insurance policy on the director/stockholder. At the director/stockholder's request, the Company may be obligated to repurchase from the director/stockholder the number of shares that are contributed to or purchased by the Company's ESOP each year. The Company also has the right of first refusal on any future sales of common stock by the director/stockholder at fair market value. In addition, a change in the control of the Company, as defined, will result in certain payments to the director/stockholder, as outlined under the employment agreement.

     Compensation expense of approximately $85, $93, and $119 related to this agreement is included in the accompanying 1998, 1997 and 1996 consolidated statements of income, respectively.

(11) INDUSTRY SEGMENT INFORMATION

     The Company operates in two industry segments--undersea systems and container inspection systems. Information with respect to industry segments are set forth as follows:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                            1998            1997            1996
      Sales to unaffiliated customers--
        Undersea systems                                  $ 9,290         $ 9,591         $ 5,312
        Container inspection systems                        4,748           6,823           5,831
                                                          -------         -------         -------
       Total                                              $14,038         $16,414         $11,143
                                                          =======         =======         =======
      Income from operations--
        Undersea systems                                  $   761         $ 1,355         $    88
        Container inspection systems                          135           1,210           1,845
                                                          -------         -------         -------
      Total                                               $   896         $ 2,565         $ 1,933
                                                          =======         =======         =======
      Identifiable assets--
        Undersea systems                                  $ 4,843         $ 3,555         $ 4,216
        Container inspection systems                        2,074           2,639           2,723
        Corporate assets                                    3,715           3,882           1,675
                                                          -------         -------         -------
      Total                                               $10,632         $10,076         $ 8,614
                                                          =======         =======         =======

(12) RELATED PARTY

     The Company had research and development services performed by an entity controlled by the Company's Chairman of the Board. The Company expensed approximately $21 and $314 for these services in fiscal 1998 and 1997, respectively.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Benthos, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Benthos, Inc. and subsidiary included in this Form 10-KSB and have issued our report thereon dated October 26, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP



Boston, Massachusetts
October 26, 1998

                                  SCHEDULE II

                          BENTHOS, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                          ACCOUNTS RECEIVABLE, RESERVE

                                     BALANCE,                                                BALANCE,
                                    BEGINNING      CHARGED TO COSTS                           END OF
                                    OF PERIOD        AND EXPENSES        DEDUCTIONS           PERIOD


For the Year Ended September 30,
  1996                                 $ 71               $56              $  -                $127
  1997                                  127                56                21                 162
  1998                                  162                13                 -                 175

                                 BENTHOS, INC.

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

          10.17 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.18 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          10.19 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

          10.20 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

          21        Subsidiaries of the Registrant (1)

          23        Consent of Arthur Andersen LLP

          27        Financial Data Schedule

          27.1      Restated Financial Data Schedule (1997)

          27.2      Restated Financial Data Schedule (1996)


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