Form 10QSB
period 1998-12-31
BENTHOS INC
filed 1999-02-08
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                            -----------------

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

Yes [X]    No [_]


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.0667                            1,352,302
          (Class)                        (Outstanding stock at February 5, 1999)

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

                         BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                         FOR THE THIRTEEN WEEKS ENDED
                               DECEMBER 31, 1998

                                     INDEX

                                                                      Page  No.
Face Sheet                                                                 1

Index                                                                      2

PART I
FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets (unaudited)       3
                       December 31, 1998 and
                       September 30, 1998

                   Condensed Consolidated Statements of Earnings
                     (unaudited)                                           4
                   Thirteen Weeks Ended
                       December 31, 1998 and
                       December 31, 1997

                   Condensed Consolidated Statements of Cash Flow
                     (unaudited)                                           5
                   Thirteen Weeks Ended
                       December 31, 1998 and
                       December 31, 1997

                   Notes to Financial Statements                          6-7

          Item 2.  Management's Discussion and Analysis                   8-10
                   of Financial Condition and Results
                   of Operations

PART II
OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        11

Signature                                                                  11

                        PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements
                          Benthos, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)
                                  (unaudited)

Assets                                   December 31, 1998   September 30, 1998
Current Assets:
Cash and Cash Equivalents                     $ 2,572               $2,509
Accounts Receivable, Net                        1,784                1,609
Inventories                                     3,044                2,793
Prepaid Expenses and Other Current
  Assets                                          478                  630
Deferred Tax Asset                                651                  651
                                              -------              -------
Total Current Assets                            8,529                8,192


Property, Plant and Equipment, Net              1,767                1,860
Other Assets                                      561                  580
                                              -------              -------
                                              $10,857              $10,632
                                              =======              =======

Liabilities and Stockholders'
  Investment

Current Liabilities:
Accounts Payable                              $   903              $   990
Accrued Expenses                                1,003                  962
Customer Deposits                                 250                  237
                                              -------              -------
Total Current Liabilities                       2,156                2,189
                                              -------              -------

Stockholders' Investment:
Common Stock, $.0667 par value-
 Authorized - 7,500 shares
 Issued - 1,635 shares at
   December 31, 1998
   and September 30, 1998                         109                  109
Capital in Excess of Par Value                  1,502                1,502
Retained Earnings                               7,825                7,609
Treasury Stock, at Cost                          (735)                (777)
                                              -------              -------
Total Stockholders' Investment                  8,701                8,443
                                              -------              -------
                                              $10,857              $10,632
                                              =======              =======

See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                  Thirteen Weeks Ended
                                          December 31, 1998  December 31, 1997
Net Sales                                            $3,835             $3,120

Cost of Sales                                         2,344              1,325
                                                     ------             ------
Gross Profit                                          1,491              1,795

Selling, General & Administrative
  Expenses                                              905              1,240
Research and Development Expenses                       285                270
                                                     ------             ------
Income from Operations                                  301                285

Interest Income, Net                                     36                 23
                                                     ------             ------
Income before Provision for Income
  Taxes                                                 337                308
Provision for Income Taxes                              121                118
                                                     ------             ------
Net Income                                           $  216             $  190
                                                     ======             ======

Basic Earnings Per Share                              $0.16              $0.15
                                                     ======             ======

Diluted Earnings Per Share                            $0.16              $0.14
                                                     ======             ======

Common Shares Outstanding                             1,350              1,293
                                                     ======             ======

Common Shares Outstanding,
Assuming Dilution                                     1,381              1,394
                                                     ======             ======

See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                  (unaudited)

                                                  Thirteen Weeks Ended
                                       December 31, 1998       December 31, 1997
Cash Flows From Operating Activities:

Net Income                                                $  216   $  190

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
          Depreciation and Amortization                      160      186
Changes in Assets and Liabilities:
          Accounts Receivable                               (175)     711
          Inventories                                       (251)    (358)
          Prepaid Expenses                                   152      123
          Accounts Payable & Accrued Expenses                (46)    (153)
          Customer Deposits                                   13       64
                                                          ------   ------
Net Cash Provided by Operating Activities                     69      763

Cash Flows from Investing Activities:
          Purchases of Property, Plant & Equipment           (18)     (40)
          Decrease (Increase) in Other Assets                 12       (8)
                                                          ------   ------
Net Cash by Used in Investing Activities                      (6)     (48)

Cash Flows from Financing Activities:

          Payments on long-term debt, net                      0     (314)
                                                          ------   ------
Net Increase  in Cash and Cash Equivalents                    63      401

Cash and Cash Equivalents, Beginning of Period             2,509    2,663
                                                          ------   ------
Cash and Cash Equivalents, End of Period                  $2,572   $3,064
                                                          ======   ======
Supplemental Disclosure of Cash Flow Information:
          Interest Paid                                   $    0   $   16
                                                          ======   ======
          Income Taxes Paid                               $   29   $   20
                                                          ======   ======
Supplemental Disclosure of Noncash Activities:
          Sale of Treasury Stock to the Company's ESOP    $   42   $   70
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

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1998, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  December 31, 1998  September 30, 1998
                                             (in thousands)

          Raw Materials                 $   89              $   81

          Work-in-Process                2,944               2,702

          Finished Goods                    11                  10
                                        ------              ------
                                        $3,044              $2,793
                                        ======              ======

4.  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. The Company has stock options for 91,500 shares of common stock at an average exercise price of $13.60 in the thirteen week period ended December 31, 1998, which have not been included in basic or diluted earnings per share as they are antidilutive.

A reconciliation of basic and diluted shares outstanding is as follows:


                                   (in thousands)
                          Thirteen Weeks Ended December 31,
                                 1998          1997
                                 ----          ----
Weighted average common
shares outstanding              1,350         1,293

Potential common shares
pursuant to stock options          31           101
                                -----         -----

Diluted weighted
average shares                  1,381         1,394
                                =====         =====

Item 2.


                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                            (Dollars in thousands)

Results of Operations -- First quarter of fiscal year 1999 compared with first quarter of fiscal year 1998.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                   Thirteen Weeks Ended
                                         December 31, 1998    December 31, 1997
                                                       (unaudited)
Net Sales                                        100.0%              100.0%

Cost of Sales                                     61.1%               42.5%
                                                 -----               -----
Gross Profit                                      38.9%               57.5%
Selling, General & Administrative
  Expenses                                        23.6%               39.7%
Research and Development Expenses                  7.4%                8.7%
                                                 -----               -----
Income from Operations                             7.9%                9.1%
Interest Income, Net                                .9%                 .8%
                                                 -----               -----
Income Before Provision for Income
  Taxes                                            8.8%                9.9%

Provision for Income Taxes                         3.2%                3.8%
                                                 -----               -----
Net Income                                         5.6%                6.1%
                                                 =====               =====

Sales. Net sales increased by 22.9% in the first quarter of fiscal year 1999 to $3,835 as compared to $3,120 in the first quarter of fiscal year 1998. Sales of the Undersea Systems Division increased by 109% to $3,097 in the first quarter of fiscal year 1999 as compared to $1,479 in the first quarter of fiscal year 1998. The increase resulted mainly from higher sales of hydrophones in the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 related to the Company's transition to its new Geopoint hydrophone product. Sales of the Container Inspection Systems Division decreased by 55% to $738 in the first quarter of fiscal year 1999 as compared to $1,641 in the first quarter of fiscal year 1998. The decrease resulted largely from the timing of project orders.

Cost of Sales. Cost of sales increased by 76.9% to $2,344 in the first quarter of fiscal year 1999 as compared to $1,325 in the first quarter of fiscal year 1998. As a percentage of sales, cost of sales was 61.1% in the first quarter of fiscal year 1999 as compared to 42.5% in the first quarter of fiscal year 1998. The increase in the cost of sales dollars and percentage is attributed primarily to the higher sales mix of the products of the Undersea Systems division which carry a higher cost than the products of the Container Inspection Systems Division.

Gross Profit. Gross Profit decreased by 16.9% to $1,491 for the first quarter of fiscal year 1999 as compared to $1,795 for the first quarter of fiscal year 1998. As a percentage of sales, gross profit was 38.9% in the first quarter of fiscal year 1999 as compared to 57.5% in the first quarter of fiscal year 1998. The decrease in gross profit percentage is attributed primarily to the higher sales mix of Undersea Systems Division products, which carry a lower gross profit than the products of the Container Inspection Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 27.0% to $905 for the first quarter of fiscal year 1999 as compared to $1,240 in the first quarter of fiscal year 1998. As a percentage of sales, selling, general and administrative expenses decreased to 23.6% in the first quarter of fiscal year 1999 as compared to 39.7% for the first quarter of fiscal year 1998. This decrease in percentage of sales is primarily a result of an increased level of sales in the first quarter of fiscal year 1999, reduced selling expenses, and lower commission expenses in the Container Inspection Systems Division which is a direct result of reduced sales in that division as compared to the first quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses increased 5.6% to $285 for the first quarter of fiscal year 1999 as compared to $270 in the first quarter of fiscal year 1998. As a percentage of sales, research and development expenses decreased to 7.4% of sales in the first quarter of fiscal year 1999 from 8.7% in the first quarter of fiscal year 1998. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income, net increased to $36 in the first quarter of fiscal year 1999 as compared to $23 in the first quarter of fiscal year 1998. The increase in net interest income was a result of the Company having paid off all the outstanding debt in fiscal 1998, offset by slightly lower interest rates on invested capital.

Provision for Income Taxes. The provision for income taxes increased to $121 in the first quarter of fiscal year 1999 as compared to $118 in the first quarter of fiscal year 1998. The effective tax rate used in the first quarter of fiscal year 1999 was 36.0% as compared to the rate of 38.3% used in the first quarter of fiscal year 1998. The rate used in the first quarter of fiscal year 1999 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $63 from September 30, 1998 to December 31, 1998. Cash of $69 was provided by operating activities. Inventories used $251 to support future sales. Accounts receivable increased by $175 as a result of increased shipments in the latter part of the quarter. Prepaid expenses decreased $152. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

Year 2000 Issues. During 1998 and 1999, the company has been actively engaged in addressing Year 2000 ("Y2K") issues, which result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

STATE OF READINESS: To manage its Y2K program, the Company has divided its efforts into four program areas:

               *    Information Technology  (computer hardware, and software)
               *    Physical Plant  (manufacturing equipment and facilities)
               *    Products  (including product development)
               *    Extended Enterprise  (suppliers and customers)

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

As of December 31, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The Company expects to complete the Assessment and Corrective Action Deployment steps by June 1999.

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


                                        BENTHOS, INC

                                   By:  /s/ Francis E. Dunne, Jr.
                                        ------------------------------------
                                        Francis E. Dunne, Jr.
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)
DATE:   February 5, 1999

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

          Exhibit
          -------

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

          10.17 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.18 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)


          10.19 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

          10.20 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

          10.21 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996.

          10.22 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998.

          21        Subsidiaries of the Registrant (1)

          27        Financial Data Schedule

          27.1      Restated Financial Data Schedule (1998)

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