Form 10QSB
period 1999-03-31
BENTHOS INC
filed 1999-05-03
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                       --------------

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

Yes    X   No
      ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common Stock par value $.0667                             1,354,177
      (Class)                              (Outstanding stock at April 26, 1999)

Transitional Small Business Disclosure Format (check one):
Yes        No     X
     ---         ---

                         BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
               FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                                MARCH 31, 1999

                                      INDEX

                                                                       Page No.

Face Sheet                                                                 1

Index                                                                      2

PART I
FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets (unaudited)             3
                   March 31, 1999 and
                   September 30, 1998

             Condensed Consolidated Statements of Earnings (unaudited)     4
             Thirteen Weeks And Twenty-Six Weeks Ended
                   March 31, 1999 and
                   March 31, 1998

             Condensed Consolidated Statements of Cash Flow (unaudited)    5
             Twenty-Six Weeks Ended
                   March 31, 1999 and
                   March 31, 1998

             Notes to Financial Statements                                 6-7

     Item 2. Management's Discussion and Analysis                          8-12
             of Financial Condition and Results
             of Operations

PART II
OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders           13

     Item 6. Exhibits and Reports on Form 8-K                              13

Signature                                                                  14

                       PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                         Benthos, Inc. and Subsidiary
                                     Condensed Consolidated Balance Sheets
                                   (in thousands, except per share amounts)
                                                  (unaudited)
Assets                                      March 31, 1999    September 30, 1998

Current Assets:
Cash and Cash Equivalents                       $ 3,724             $ 2,509
Accounts Receivable, Net                          1,650               1,609
Inventories                                       3,707               2,793
Prepaid Expenses and Other Current Assets            47                 630
Deferred Tax Asset                                  651                 651
                                                -------             -------
Total Current Assets                              9,779               8,192


Property, Plant and Equipment, Net                1,778               1,860
Other Assets                                        325                 580
                                                -------             -------
                                                $11,882             $10,632
                                                =======             =======

Liabilities and Stockholders' Investment

Current Liabilities:
Accounts Payable                                $ 1,076             $   990
Accrued Expenses                                  1,220                 962
Customer Deposits                                   507                 237
                                                -------             -------
Total Current Liabilities                         2,803               2,189
                                                -------             -------

Stockholders' Investment:
Common Stock, $.0667 par value-
  Authorized - 7,500 shares
  Issued - 1,637 shares at March 31, 1999
  and 1,635 at September 30, 1998                   109                 109
Capital in Excess of Par Value                    1,506               1,502
Retained Earnings                                 8,199               7,609
Treasury Stock, at Cost                            (735)               (777)
                                                -------             -------
Total Stockholders' Investment                    9,079               8,443
                                                -------             -------
                                                $11,882             $10,632
                                                =======             =======





See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                  (unaudited)

                            Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                  March 31,                 March 31,
                                1999     1998             1999     1998


Net Sales                      $4,361   $3,517           $8,196   $6,637

Cost of Sales                   2,376    1,946            4,721    3,270
                               ------   ------           ------   ------
Gross Profit                    1,985    1,571            3,475    3,367

Selling, General &
   Administrative Expenses      1,171    1,141            2,075    2,382
Research and Development
   Expenses                       347      267              631      537
                               ------   ------           ------   ------
Income from Operations            467      163              769      448

Interest Income, Net               39       20               74       43
                               ------   ------           ------   ------
Income before Provision
   for Income Taxes               506      183              843      491
Provision for Income Taxes        132       70              253      188
                               ------   ------           ------   ------
Net Income                     $  374   $  113           $  590   $  303
                               ======   ======           ======   ======

Basic Earnings Per Share        $0.28    $0.09            $0.44    $0.23
                               ======   ======           ======   ======

Diluted Earnings Per Share      $0.27    $0.08            $0.43    $0.22
                               ======   ======           ======   ======

Common Shares Outstanding       1,353    1,315            1,351    1,304
                               ======   ======           ======   ======

Common Shares Outstanding,
Assuming Dilution               1,389    1,397            1,385    1,395
                               ======   ======           ======   ======




See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                  (unaudited)

                                                        Twenty-Six Weeks Ended
                                                   March 31, 1999    March 31, 1998
Cash Flows From Operating Activities:

Net Income                                             $  590            $  303

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
       Depreciation and Amortization                      287               357
Changes in Assets and Liabilities:
       Accounts Receivable                                (41)              551
       Inventories                                       (914)             (248)
       Prepaid Expenses                                   583               102
       Accounts Payable & Accrued Expenses                344              (246)
       Customer Deposits                                  270               122
                                                       ------            ------
Net Cash Provided by Operating Activities               1,119               941
                                                       ------            ------

Cash Flows from Investing Activities:
       Purchases of Property, Plant & Equipment          (145)             (129)
       Decrease (Increase) in Other Assets                241               (66)
                                                       ------            ------
Net Cash Generated (Used) in Investing Activities          96              (195)
                                                       ------            ------

Cash Flows from Financing Activities:

       Payments on long-term debt, net                      -              (332)
                                                       ------            ------
Net Increase  in Cash and Cash Equivalents              1,215               414

Cash and Cash Equivalents, Beginning of Period          2,509             2,663
                                                       ------            ------
Cash and Cash Equivalents, End of Period               $3,724            $3,077
                                                       ======            ======
Supplemental Disclosure of Cash Flow Information:
       Interest Paid                                        -            $   30
                                                       ======            ======
       Income Taxes Paid, Net of Refunds               $  (26)           $   31
                                                       ======            ======
Supplemental Disclosure of Noncash Activities:
       Sale of Treasury Stock to the Company's ESOP    $   42            $   70
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

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                       March 31, 1999    September 30, 1998
                                 (in thousands)

Raw Materials              $   93              $   81

Work-in-Process             3,603               2,702

Finished Goods                 11                  10
                           ------              ------
                           $3,707              $2,793
                           ======              ======
4.  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. The Company has stock options for 91,500 shares of common stock at an average exercise price of $13.60 in the thirteen and twenty-six week periods ended March 31, 1999, which have not been included in basic or diluted earnings per share as they are antidilutive.

A reconciliation of basic and diluted shares outstanding is as follows:

                                                           (in thousands)
                                Thirteen Weeks Ended March 31,        Twenty-Six Weeks Ended March 31,

                                    1999              1998                 1999             1998
                                    ----              ----                 ----             ----

Weighted average common
shares outstanding                 1,353             1,315                1,351            1,304

Potential common shares
pursuant to stock options             36                82                   34               91
                                   -----             -----                -----            -----

Diluted weighted
average shares                     1,389             1,397                1,385            1,395
                                   =====             =====                =====            =====

                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                            (Dollars in thousands)

Results of Operations -- Second quarter of fiscal year 1999 compared with second quarter of fiscal year 1998.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                    Thirteen Weeks Ended
                                             March 31, 1999    March 31, 1998
                                                       (unaudited)

Net Sales                                           100.0%           100.0%
Cost of Sales                                        54.5%            55.3%
                                                    -----            -----
Gross Profit                                         45.5%            44.7%
Selling, General & Administrative Expenses           26.8%            32.5%
Research and Development Expenses                     8.0%             7.6%
                                                    -----            -----
Income from Operations                               10.7%             4.6%
Interest Income, Net                                   .9%              .6%
                                                    -----            -----
Income Before Provision for Income Taxes             11.6%             5.2%

Provision for Income Taxes                            3.0%             2.0%
                                                    -----            -----
Net Income                                            8.6%             3.2%
                                                    =====            =====


Sales. Net sales increased by 24% in the second quarter of fiscal year 1999 to $4,361 as compared to $3,517 in the second quarter of fiscal year 1998. Sales of the Undersea Systems Division increased by 47.5% to $3,226 in the second quarter of fiscal year 1999 as compared to $2,187 in the second quarter of fiscal year 1998. The increase resulted mainly from higher sales of the Company's Geopoint hydrophone product in the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998. Sales of the Container Inspection Systems Division decreased by 14.7% to $1,135 in the second quarter of fiscal year 1999 as compared to $1,330 in the second quarter of fiscal year 1998. The decrease resulted largely from the timing of project orders.

Cost of Sales. Cost of sales increased by 22.1% to $2,376 in the second quarter of fiscal year 1999 as compared to $1,946 in the second quarter of fiscal year 1998. As a percentage of sales, cost of sales was 54.5% in the second quarter of fiscal year 1999 as compared to 55.3% in the second quarter of fiscal year 1998. The increase in the cost of sales dollars is attributed primarily to higher sales and the decrease in the cost of sales percentage is a result of improved manufacturing yields on the Geopoint hydrophone product and manufacturing efficiencies attained from higher sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 2.6% to $1,171 for the second quarter of fiscal year 1999 as compared to $1,141 in the second quarter of fiscal year 1998.


As a percentage of sales, selling, general and administrative expenses decreased to 26.8% in the second quarter of fiscal year 1999 as compared to 32.5% for the second quarter of fiscal year 1998. This decrease in percentage of sales is primarily a result of an increased level of sales in the second quarter of fiscal year 1999, reduced selling expenses, and lower commission expenses in the Container Inspection Systems Division which is a direct result of reduced sales in that division as compared to the second quarter of fiscal year 1998.


Research and Development Expenses. Research and development expenses increased 30.0% to $347 for the second quarter of fiscal year 1999 as compared to $267 in the second quarter of fiscal year 1998. As a percentage of sales, research and development expenses increased to 8.0% of sales in the second quarter of fiscal year 1999 from 7.6% in the second quarter of fiscal year 1998. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.


Interest Income. Interest income, net, increased to $39 in the second quarter of fiscal year 1999 as compared to $20 in the second quarter of fiscal year 1998. The increase in net interest income was a result of the Company having paid off all the outstanding debt in fiscal 1998, offset by slightly lower interest rates on invested capital.


Provision for Income Taxes. The provision for income taxes increased to $132 in the second quarter of fiscal year 1999 as compared to $70 in the second quarter of fiscal year 1998. The effective tax rate used in the second quarter of fiscal year 1999 was 26.0% as compared to the rate of 38.3% used in the second quarter of fiscal year 1998. The rate used in the second quarter of fiscal year 1999 is lower than the statutory rate as a result of a cumulative adjustment to bring the tax rate for fiscal year 1999 to 30.0% to recognize the tax benefits of the company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations -- First half of fiscal year 1999 compared with first half of fiscal year 1998.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                        Twenty-Six Weeks Ended
                                                  March 31, 1999       March 31, 1998
                                                              (unaudited)
Net Sales                                              100.0%               100.0%

Cost of Sales                                           57.6%                49.3%
                                                       -----                -----
Gross Profit                                            42.4%                50.7%
Selling, General & Administrative Expenses              25.3%                35.9%
Research and Development Expenses                        7.7%                 8.1%
                                                       -----                -----
Income from Operations                                   9.4%                 6.7%
Interest Income, Net                                      .9%                  .7%
                                                       -----                -----
Income Before Provision for Income Taxes                10.3%                 7.4%

Provision for Income Taxes                               3.1%                 2.8%
                                                       -----                -----
Net Income                                               7.2%                 4.6%
                                                       =====                =====


Sales. Net sales increased by 23.5% in the first half of fiscal year 1999 to $8,196 as compared to $6,637 in the first half of fiscal year 1998. Sales of the Undersea Systems Division increased by 72.5% to $6,323 in the first half of fiscal year 1999 as compared to $3,666 in the first half of fiscal year 1998. The increase resulted mainly from higher sales of the Company's Geopoint hydrophone product in the first half of fiscal year 1999 as compared to the first half of fiscal year 1998. Sales of the Container Inspection Systems Division decreased by 37% to $1,873 in the first half of fiscal year 1999 as compared to $2,971 in the first half of fiscal year 1998. The decrease resulted largely from the timing of project orders.


Cost of Sales. Cost of sales increased by 44.4% to $4,721 in the first half of fiscal year 1999 as compared to $3,270 in the first half of fiscal year 1998. As a percentage of sales, cost of sales was 57.6% in the first half of fiscal year 1999 as compared to 49.3% in the first half of fiscal year 1998. The increase in the cost of sales dollars and percentage is attributed primarily to the increased sales volume and the higher sales mix of the products of the Undersea Systems Division which carry a higher cost than the products of the Container Inspection Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 12.9% to $2,075 for the first half of fiscal year 1999 as compared to $2,382 in the first half of fiscal year 1998.
As a percentage of sales, selling, general and administrative expenses decreased to 25.3% in the first half of fiscal year 1999 as compared to 35.9% for the first half of fiscal year 1998. This decrease in percentage of sales is primarily a result of an increased level of sales in the first half of fiscal year 1999, reduced selling expenses, and lower commission expenses in the Container Inspection Systems Division which is a direct result of reduced sales in that division as compared to the first half of fiscal year 1998.

Research and Development Expenses. Research and development expenses increased 17.5% to $631 for the first half of fiscal year 1999 as compared to $537 in the first half of fiscal year 1998. As a percentage of sales, research and development expenses decreased to 7.7% of sales in the first half of fiscal year 1999 from 8.1% in the first half of fiscal year 1998. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income, net, increased to $74 in the first half of fiscal year 1999 as compared to $43 in the first half of fiscal year 1998. The increase in net interest income was a result of the Company having paid off all the outstanding debt in fiscal 1998, offset by slightly lower interest rates on invested capital.

Provision for Income Taxes. The provision for income taxes increased to $253 in the first half of fiscal year 1999 as compared to $188 in the first half of fiscal year 1998. The effective tax rate used in the first half of fiscal year 1999 was 30.0% as compared to the rate of 38.3% used in the first half of fiscal year 1998. The rate used in the first half of fiscal year 1999 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $1,215 from September 30, 1998 to March 31, 1999. Cash of $1,119 was provided by operating activities. Inventories used $914 to support future sales. Accounts receivable increased by $41 as a result of higher shipments in the current quarter. Prepaid expenses decreased $583 as a financed receivable was collected. Accounts Payable and Accrued Expenses provided $344 as a result of inventory purchases and Customer Deposits provided $270 as a result of orders for future shipments. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

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

For each of these program areas, the Company is using a four-step approach:

          *      Ownership (creating awareness, assigning tasks)
          *      Inventory (listing items to be assessed for Y2K readiness)
          * Assessment (prioritizing the inventoried items, assessing their Y2K readiness,planning corrective actions, developing initial contingency plans)
          * Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

As of March 31, 1999, the Ownership and Inventory steps were essentially complete for all program areas. The Company expects to complete the Assessment and Corrective Action Deployment steps by June 30, 1999.

COSTS TO ADDRESS Y2K ISSUES: The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

RISKS OF Y2K ISSUES AND CONTINGENCY PLANS: The Company is in the process of assessing the Year 2000 issues relating to its physical plant, products and suppliers. The Company intends to develop a contingency planning process to mitigate worst-case business disruptions such as delays in product delivery, which could potentially result from events such as supply chain disruptions. The Company expects its contingency plans to be complete by June 30, 1999.


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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Registrant (the "Meeting") was held on March 5, 1999.

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

(c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

(i)   Election of Directors:

          Nominee                             For                Withheld

          Samuel O. Raymond                   1,261,600          12,202
          Thurman F. Naylor                   1,258,035          15,767

      The directors whose term of office as a director continued after the Meeting are John L. Coughlin, Stephen D. Fantone, A. Theodore Mollegen, Jr., and Gary K. Willis.

(ii) Authorization of appointment of Arthur Andersen LLP as independent auditors for 1999:

          For                         Against                    Abstain

          1,263,600                   1,382                      8,820


(iii) The proposal to amend the Articles of Organization to create a new class of preferred stock received less than two-thirds vote of the total outstanding shares entitled to vote and therefore did not pass. There were 769,310 votes cast in favor of the proposal, 262,726 votes cast against, 14,181 abstentions, and 238,034 broker non-votes.



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


                                          BENTHOS, INC

                                 By  /s/ Francis E. Dunne, Jr.
                                         Francis E. Dunne, Jr.
                                        Chief Financial Officer
                                             and Treasurer
                             (Principal Financial and Accounting Officer)
DATE:   April 28, 1999

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

     10.17 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

     10.18 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

     10.19 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

     10.20 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

     10.21 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

     10.22 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

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

     (5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. O-29024) and incorporated herein by this reference.

     (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. O-29024) and incorporated herein by this reference.