Form 10QSB
period 1999-06-30
BENTHOS INC
filed 1999-08-06
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
                               -------------

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

Yes   X         No
    -----          -----


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common Stock par value $.0667                           1,360,927
        (Class)                           (Outstanding stock at August 4, 1999)

Transitional Small Business Disclosure Format (check one):
Yes                 No     X
    -----                -----

                         BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
              FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                                 JUNE 30, 1999

                                     INDEX

                                                                        Page No.
                                                                        --------

Face Sheet                                                                 1

Index                                                                      2

PART I
FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (unaudited)            3
                   June 30, 1999 and
                   September 30, 1998

              Condensed Consolidated Statements of Earnings (unaudited)    4
              Thirteen Weeks And Thirty-Nine Weeks Ended
                   June 30, 1999 and
                   June 30, 1998

              Condensed Consolidated Statements of Cash Flow (unaudited)   5
              Thirty-Nine Weeks Ended
                   June 30, 1999 and
                   June 30, 1998

              Notes to Financial Statements                                6-7

     Item 2.  Management's Discussion and Analysis                         8-12
              of Financial Condition and Results
              of Operations

PART II
OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             13

Signature                                                                  13

                        PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               Benthos, Inc. and Subsidiary
                                          Condensed Consolidated Balance Sheets
                                        (in thousands, except per share amounts)
                                                        (unaudited)

Assets                                       June 30, 1999   September 30, 1998

Current Assets:
Cash and Cash Equivalents                          $ 4,413               $2,509
Accounts Receivable, Net                               842                1,609
Inventories                                          3,769                2,793
Prepaid Expenses and Other Current Assets               62                  630
Deferred Tax Asset                                     651                  651
                                                   -------              -------
Total Current Assets                                 9,737                8,192


Property, Plant and Equipment, Net                   1,625                1,860
Other Assets                                           344                  580
                                                   -------              -------
                                                   $11,706              $10,632
                                                   =======              =======

Liabilities and Stockholders' Investment

Current Liabilities:
Accounts Payable                                   $   609              $   990
Accrued Expenses                                     1,390                  962
Customer Deposits                                      205                  237
                                                   -------              -------
Total Current Liabilities                            2,204                2,189
                                                   -------              -------

Stockholders' Investment:
Common Stock, $.0667 par value-
 Authorized - 7,500 shares
 Issued - 1,642 shares at June 30, 1999
 and 1,635 at September 30, 1998                       110                  109
Capital in Excess of Par Value                       1,517                1,502
Retained Earnings                                    8,610                7,609
Treasury Stock, at Cost                               (735)                (777)
                                                   -------              -------
Total Stockholders' Investment                       9,502                8,443
                                                   -------              -------
                                                   $11,706              $10,632
                                                   =======              =======

     See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                  (unaudited)

                                  Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                        June 30,                       June 30,
                                    1999        1998              1999          1998

Net Sales                          $4,730       $3,431           $12,926       $10,067

Cost of Sales                       2,663        1,833             7,384         5,102
                                   ------       ------           -------       -------
Gross Profit                        2,067        1,598             5,542         4,965

Selling, General &
 Administrative Expenses            1,193        1,054             3,269         3,436
Research and Development
 Expenses                             331          331               961           869
                                   ------       ------           -------       -------
Income from Operations                543          213             1,312           660

Interest Income, Net                   44           35               118            78
                                   ------       ------           -------       -------
Income before Provision
 for Income Taxes                     587          248             1,430           738
Provision for Income Taxes            176           95               429           283
                                   ------       ------           -------       -------
Net Income                         $  411       $  153           $ 1,001       $   455
                                   ======       ======           =======       =======

Basic Earnings Per Share            $0.30        $0.12             $0.74         $0.35
                                   ======       ======           =======       =======

Diluted Earnings Per Share          $0.29        $0.11             $0.72         $0.33
                                   ======       ======           =======       =======

Common Shares Outstanding           1,355        1,321             1,353         1,310
                                   ======       ======           =======       =======

Common Shares Outstanding,
Assuming Dilution                   1,415        1,386             1,395         1,392
                                   ======       ======           =======       =======

See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                  (unaudited)

                                                   Thirty-Nine Weeks Ended
                                                June 30,1999      June 30,1998
Cash Flows From Operating Activities:

Net Income                                        $1,001              $  455

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
          Depreciation and Amortization              392                 376
Changes in Assets and Liabilities:
          Accounts Receivable                        767                  58
          Inventories                               (976)               (805)
          Prepaid Expenses                           568                 123
          Accounts Payable & Accrued Expenses         47                 230
          Customer Deposits                          (32)                366
                                                  ------              ------
Net Cash Provided by Operating Activities          1,767                 803
                                                  ------              ------

Cash Flows from Investing Activities:
          Purchases of Property,
             Plant & Equipment                       (76)                (88)
          Decrease (Increase) in Other Assets        213                 (57)
                                                  ------              ------
Net Cash Generated (Used) in
   Investing Activities                              137                (145)
                                                  ------              ------

Cash Flows from Financing Activities:

          Payments on long-term debt, net              -                (551)
                                                  ------              ------
Net Increase  in Cash and Cash Equivalents         1,904                 107

Cash and Cash Equivalents, Beginning of Period     2,509               2,663
                                                  ------              ------
Cash and Cash Equivalents, End of Period          $4,413              $2,770
                                                  ======              ======
Supplemental Disclosure of Cash
   Flow Information:
          Interest Paid                                -              $   37
                                                  ======              ======
          Income Taxes Paid, Net of Refunds       $  179              $   62
                                                  ======              ======
Supplemental Disclosure of Noncash Activities:
          Sale of Treasury Stock to the
            Company's ESOP                        $   42              $   70
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

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       June 30, 1999      September 30, 1998
                                                 (in thousands)
          Raw Materials                    $  114              $   81

          Work-in-Process                   3,642               2,702

          Finished Goods                       13                  10
                                           ------              ------
                                           $3,769              $2,793
                                           ======              ======

4.  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. The Company has outstanding options to purchase 91,500 shares of common stock at an average exercise price of $13.60 in the thirteen and thirty-nine week periods ended June 30, 1999 and had options for 36,000 shares of common stock at an average exercise price of $16.17 in the thirteen and thirty-nine week periods ended June 30, 1998 and 46,500 shares at an average exercise price of $12.25 in the thirteen week period ended June 30, 1998, which have not been included in basic or diluted earnings per share as they are antidilutive.

A reconciliation of basic and diluted shares outstanding is as follows:

                                                          (in thousands)
                                 Thirteen Weeks Ended June 30,     Thirty-nine Weeks Ended June 30,

                                     1999         1998                    1999           1998
                                     ----         ----                    ----           ----
Weighted average common
shares outstanding                   1,355        1,321                   1,353          1,310

Potential common shares
pursuant to stock options               60           65                      42             82
                                     -----        -----                   -----          -----

Diluted weighted
average shares                       1,415        1,386                   1,395          1,392
                                     =====        =====                   =====          =====

5.  Letter of Intent to Acquire Datasonics, Inc.

On May 19, 1999, the Company announced that it had signed a letter of intent to acquire Datasonics, Inc., a privately held Massachusetts corporation, for consideration of approximately $6.9 million in cash plus the assumption of certain current liabilities.

Datasonics is a leading supplier of underwater acoustic products including side scan sonar systems, acoustic relocation devices, and high-speed underwater acoustic modems and data telemetry systems and is located in Cataumet, Massachusetts, approximately two miles from the Company. The Company expects that the transaction will close prior to the end of its current fiscal year.

Item 2.


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations -- Third quarter of fiscal year 1999 compared with third quarter of fiscal year 1998.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                        Thirteen Weeks Ended
                                                  June 30, 1999      June 30, 1998
                                                            (unaudited)

Net Sales                                              100.0%          100.0%

Cost of Sales                                           56.3%           53.4%
                                                       -----           -----
Gross Profit                                            43.7%           46.6%
Selling, General & Administrative Expenses              25.2%           30.7%
Research and Development Expenses                        7.0%            9.7%
                                                       -----           -----
Income from Operations                                  11.5%            6.2%
Interest Income, Net                                      .9%            1.0%
                                                       -----           -----
Income Before Provision for Income Taxes                12.4%            7.2%

Provision for Income Taxes                               3.7%            2.7%
                                                       -----           -----
Net Income                                               8.7%            4.5%
                                                       =====           =====


Sales. Net sales increased by 37.9% in the third quarter of fiscal year 1999 to $4,730 as compared to $3,431 in the third quarter of fiscal year 1998. Sales of the Undersea Systems Division increased by 45.8% to $3,421 in the third quarter of fiscal year 1999 as compared to $2,347 in the third quarter of fiscal year 1998. The increase resulted mainly from higher sales of the Company's Remotely Operated Vehicle (ROV) products in the third quarter of fiscal year 1999 as compared to the third quarter of fiscal year 1998. Sales of the Container Inspection Systems Division increased by 20.8% to $1,309 in the third quarter of fiscal year 1999 as compared to $1,084 in the third quarter of fiscal year 1998. The increase resulted largely from the timing of project orders.

Cost of Sales. Cost of sales increased by 45.3% to $2,663 in the third quarter of fiscal year 1999 as compared to $1,833 in the third quarter of fiscal year 1998. As a percentage of sales, cost of sales was 56.3% in the third quarter of fiscal year 1999 as compared to 53.4% in the third quarter of fiscal year 1998. The increase in the cost of sales dollars is attributed primarily to higher sales. The increase in the cost of sales percentage is a result of a shift in product mix, resulting in more sales in 1999 of Undersea Systems Division Products which have lower margins than Container Inspection Division sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 13.2% to $1,193 for the third quarter of fiscal year 1999 as compared to $1,054 in the third quarter of fiscal year 1998. As a percentage of sales, selling, general and administrative expenses decreased to 25.2% in the third quarter of fiscal year 1999 as compared to 30.7% for the third quarter of fiscal year 1998. This decrease in percentage of sales is primarily a result of an increased level of sales in the third quarter of fiscal year 1999, slightly higher selling expenses, lower commission expenses, and increased General and Administrative expenses in support of increased sales levels and acquisition activities as compared to the third quarter of fiscal year 1998.


Research and Development Expenses. Research and development expenses were $331 in both the third quarter of fiscal year 1999 and in the third quarter of fiscal year 1998. As a percentage of sales, research and development expenses decreased to 7.0% of sales in the third quarter of fiscal year 1999 from 9.7% in the third quarter of fiscal year 1998. The decrease in percentage of sales is a result of higher sales. The overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.


Interest Income. Interest income, net, increased to $44 in the third quarter of fiscal year 1999 as compared to $35 in the third quarter of fiscal year 1998. The increase in net interest income was a result of the Company having paid off all the outstanding debt in fiscal 1998, and interest earned on higher invested cash balances.


Provision for Income Taxes. The provision for income taxes increased to $176 in the third quarter of fiscal year 1999 as compared to $95 in the third quarter of fiscal year 1998. The effective tax rate used in the third quarter of fiscal year 1999 was 30.0% as compared to the rate of 38.3% used in the third quarter of fiscal year 1998. The rate used in the third quarter of fiscal year 1999 is lower than the statutory rate as a result of the tax benefits of the company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations -- First three quarters of fiscal year 1999 compared with first three quarters of fiscal year 1998.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                  Thirty-Nine Weeks Ended
                                            June 30, 1999        June 30, 1998
                                                        (unaudited)

Net Sales                                        100.0%          100.0%

Cost of Sales                                     57.1%           50.7%
                                                 -----           -----
Gross Profit                                      42.9%           49.3%
Selling, General & Administrative Expenses        25.3%           34.1%
Research and Development Expenses                  7.4%            8.6%
                                                 -----           -----
Income from Operations                            10.2%            6.6%
Interest Income, Net                                .9%             .7%
                                                 -----           -----
Income Before Provision for Income Taxes          11.1%            7.3%

Provision for Income Taxes                         3.4%            2.8%
                                                 -----           -----
Net Income                                         7.7%            4.5%
                                                 =====           =====


Sales. Net sales increased by 28.4% in the first three quarters of fiscal year 1999 to $12,926 as compared to $10,067 in the first three quarters of fiscal year 1998. Sales of the Undersea Systems Division increased by 62.1% to $9,743 in the first three quarters of fiscal year 1999 as compared to $6,012 in the first three quarters of fiscal year 1998. The increase resulted mainly from higher sales of the Company's Geopoint hydrophone and Remotely Operated Vehicle
(ROV) products in the first three quarters of fiscal year 1999 as compared to the first three quarters of fiscal year 1998. Sales of the Container Inspection Systems Division decreased by 21.5% to $3,183 in the first three quarters of fiscal year 1999 as compared to $4,055 in the first three quarters of fiscal year 1998. The decrease resulted largely from the timing of project orders.


Cost of Sales. Cost of sales increased by 44.7% to $7,384 in the first three quarters of fiscal year 1999 as compared to $5,102 in the first three quarters of fiscal year 1998. As a percentage of sales, cost of sales was 57.1% in the first three quarters of fiscal year 1999 as compared to 50.7% in the first three quarters of fiscal year 1998. The increase in the cost of sales dollars and percentage is attributed primarily to the increased sales volume and the higher sales mix of the products of the Undersea Systems Division which carry a higher cost than the products of the Container Inspection Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 4.8% to $3,269 for the first three quarters of fiscal year 1999 as compared to $3,436 in the first three quarters of fiscal year 1998. As a percentage of sales, selling, general and administrative expenses decreased to 25.3% in the first three quarters of fiscal year 1999 as compared to 34.1% for the first three quarters of fiscal year 1998. This decrease in percentage of sales is primarily a result of an increased level of sales in the first three quarters of fiscal year 1999, reduced selling expenses, and lower commission expenses in the Container Inspection Systems Division which is a direct result of reduced sales in that division as compared to the first three quarters of fiscal year 1998, and increased general and administrative expenses to support the increased sales volume and business growth activities.

Research and Development Expenses. Research and development expenses increased 10.6% to $961 for the first three quarters of fiscal year 1999 as compared to $869 in the first three quarters of fiscal year 1998. As a percentage of sales, research and development expenses decreased to 7.4% of sales in the first three quarters of fiscal year 1999 from 8.6% in the first three quarters of fiscal year 1998. The decrease in percentage of sales is a result of a higher level of sales. The overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Interest Income. Interest income, net, increased to $118 in the first three quarters of fiscal year 1999 as compared to $78 in the first three quarters of fiscal year 1998. The increase in net interest income was a result of the Company having paid off all the outstanding debt in fiscal 1998 and interest earned on higher levels of invested cash balances.

Provision for Income Taxes. The provision for income taxes increased to $429 in the first three quarters of fiscal year 1999 as compared to $283 in the first three quarters of fiscal year 1998. The effective tax rate used in the first three quarters of fiscal year 1999 was 30.0% as compared to the rate of 38.3% used in the first three quarters of fiscal year 1998. The rate used in the first three quarters of fiscal year 1999 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $1,904 from September 30, 1998 to June 30, 1999. Cash of $1,767 was provided by operating activities. Inventories used $976 to support future sales. Accounts receivable decreased by $767 as a result of advance payments and improved collections in the current quarter. Prepaid expenses decreased $568 as a financed receivable was collected. Accounts Payable and Accrued Expenses provided $47 as a result of inventory purchases. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

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

As of June 30, 1999, the Ownership, Inventory, and Assessment steps were essentially complete for all program areas. The Company expects to complete the Corrective Action Deployment steps by September 30, 1999.

COSTS TO ADDRESS Y2K ISSUES: The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

RISKS OF Y2K ISSUES AND CONTINGENCY PLANS: The Company is in the process of assessing the Y2K issues relating to its physical plant, products and suppliers. The Company intends to develop a contingency planning process to mitigate worst-case business disruptions such as delays in product delivery, which could potentially result from events such as supply chain disruptions. The Company expects its contingency plans to be complete by September 30, 1999.


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


                                        BENTHOS, INC

                                    By  /s/ Francis E. Dunne, Jr.
                                        Francis E. Dunne, Jr.
                                       Chief Financial Officer
                                         and Treasurer
                                (Principal Financial and Accounting Officer)
DATE:   August 6, 1999

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

          (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.