Form 10KSB40
period 1999-09-30
BENTHOS INC
filed 1999-12-28
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                      -----------------------------------

                                  FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 of 15(d) of the Securities Exchange Act of 1934


                 For the Fiscal Year Ended September 30, 1999

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transitional period from _______ to ________

Commission File No. 0-029024


                                 BENTHOS, INC.
------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


                   Massachusetts                      04-2381876
------------------------------------------------------------------------------
           (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)         Identification No.)


49 Edgerton Drive, No. Falmouth, Massachusetts                  02556
------------------------------------------------          --------------------
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

                       Common Stock, $.06 2/3 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x         No
---------      -------

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant had total operating revenues of $17,248,000 for its most recent fiscal year ended September 30, 1999.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 27, 1999, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $7.50 per share was $7,145,370. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,366,548 Shares of Common Stock, as of December 27, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index

Transitional Small Business Issuer Format (check one):

Yes            No  x
--------       --------

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

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Benthos, Inc. (the "Company") was founded in 1962 to act as a manufacturer of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 37 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division.

     Historically, the Company has focused its efforts on the Undersea Systems marketplace with particular emphasis placed on the military and government markets. Early in the 1990's, funding for these markets declined and the Company's sales to these markets suffered a corresponding reduction. As a result, the Company shifted its priorities to business development efforts in commercial markets. These markets include the geophysical industry, where the Company's hydrophone products are used in the search for oil and gas deposits offshore, as well as the scientific research, nuclear inspection and environmental markets. Also as a result of these efforts, added resources were applied to the Company's Container Inspection Systems Division. A series of new products was introduced and these products gained rapid acceptance into major market segments such as the beer and beverage markets. The Company plans to continue its emphasis on these markets into the future independent of any recovery in the levels of government funding for the military market.

     In August, 1999, the Company acquired substantially all of the assets of Datasonics, Inc., a manufacturer of acoustic based oceanographic products. The Datasonics product lines are complementary to the Company's traditional undersea products and are sold to many of the same customers and through substantially the same product distribution system. The Company is in the process of integrating the business acquired from Datasonics into its current operations.

     The Company's wholly-owned subsidiary, Benthos International, Inc. acts as a foreign sales corporation (FSC) for the Company's foreign sales. It has no substantial assets, liabilities or income.

Undersea Systems Division

     The Company's Undersea Systems Division designs, develops, manufacturers and sells products and services used in oceanographic and underwater environments. The markets for these products include oceanographic research, oil and gas exploration and production, hydrographic survey, nuclear power generation, and underwater relocation, marking and navigation. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, optical imaging systems (including video, 35mm and digital still cameras), hydrophones used for geophysical exploration and sound detection, remotely operated vehicles for inspection and light work tasks and glass flotation products used to house instruments and to provide buoyancy. The product lines acquired from Datasonics include side scan sonars and sub bottom profilers used for sea bed imaging, acoustic modems used to transmit digital data underwater, and acoustic pingers used to locate and mark objects lost underwater such as aircraft flight data and voice recorders. The Company's undersea products are generally marketed under the trade name "Benthos." The Company may also continue to use the "Datasonics" name for certain products.

Container Inspection Systems Division

     The Company's Container Inspection Systems Division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical and beverage industries. The customers for these systems include manufacturers of food, beverages and pharmaceuticals packaged in bottles, cans, glass jars, plastic containers and assorted vacuum packages with metal and plastic caps. These systems are marketed under the trade name "TapTone." TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal integrity, low or high pressure or vacuum, and similar packaging defects. TapTone systems may be used on-line as continuous inspection systems that operate at production speeds or as off-line inspection systems to periodically validate package integrity.

1.   Principal Products

Undersea Systems

     The Company's undersea products and services are divided into nine distinct groups as follows:

     a.   Acoustics

     The Acoustics product group includes transponders, acoustic releases and companion deck control systems, and altimeters. Transponders are used to transmit and receive acoustic signals underwater for the purposes of determining location, navigation, or sending and receiving data. These products are used for scientific research, salvage and ship positioning operations. Both expendable and recoverable products are manufactured. The transponder line includes low cost versions that transmit a limited signal selection in response to a command received, as well as more sophisticated versions that can be programmed to transmit a wide variety of functions in response to received commands. Transponders are monitored by and communicate with companion deck units which are typically located on board a ship.

     Acoustic releases are sound-operated devices that will anchor underwater products in place and will release those products, allowing them to float to the surface, in response to an acoustic command signal transmitted from the surface. The acoustic release product line includes both deep water (up to 12,000 meters), heavy duty, releases as well as shallow water (up to 600 meters), light duty, low cost releases. Releases may be operated with companion deck control units.

     Altimeters are used to determine the distance from the seabed to an object or vehicle in the water column.

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

     c.   Imaging

     The imaging products group consists of a line of cameras that are packaged in enclosures that allow them to operate at varying depths underwater. The Company's capabilities include still cameras (typically 35 mm), video cameras, and digital still cameras that can capture an image comprised of digital data for transmission to the surface and subsequent processing by software. The Company also sells companion underwater camera flashes and lights.

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

     f.   Acoustic Modems

     Acoustic modems are used to send and receive digital data underwater using sound as the transmitting signal. The Company manufactures several different configurations of modems dependent on the specific requirements of the applications. Underwater acoustic modems utilize a sending and/or receiving transducer, suitable digital electronics for coding and decoding the acoustic signals and proprietary software algorithms to enable the modems to work in the underwater environment.

     g.   Relocation Pingers

     Relocation pingers are small acoustic transmitters that operate in water and produce a steady acoustic signal. Using a suitable receiver, an underwater object equipped with a relocation pinger may be located by listening for the pinger's pressure-emitted signal. Relocation pingers are most commonly installed on commercial and military flight data and voice recorders but may also be used on other objects such as torpedoes, remotely operated vehicles and shipping containers.

     h.   Side Scan Sonar Systems and Sub Bottom Profilers

     Side scan sonar systems consist of an underwater towed body, commonly referred to as a "towfish" and an electronic control and display package. The towfish emits an acoustic signal while it is being towed and then listens for the signal's reflections which are generated by objects on the sea floor. These echoes are then manipulated electronically and by software and used to generate an image of the sea floor. Side scan sonars are commonly used to conduct underwater surveys in order to plan the routing of pipes and cables, locate shipwrecks and similar objects and determine the overall structure and nature of the ocean bottom.

     Sub bottom profilers also utilize a towfish and topside electronic control and display devices. The towfish emits acoustic signals which penetrate the surface of the sea floor. Some of the acoustic energy is reflected back and received by the towfish. These reflected signals are processed electronically and by software and are used to generate a visual image of the structure beneath the sea floor. Sub bottom profilers are used to locate buried objects such as shipwrecks, shallow mineral deposits and to aid in hydrographic surveys by providing information about the seabed structure.

     i.   Contract Research and Engineering Services

     The Company periodically performs research under contract and custom engineering design for both commercial and government agencies. Generally these contract research and development activities support the Company's primary product development efforts and are used to offset a portion of the costs associated with advanced research and development. Revenues from these activities have not been significant.

Container Inspection Systems

     The Company's container inspection systems are used to inspect bottles, cans and similar packages for a variety of defects. The TapTone product line includes the following:

     a.   TapTone II Pressure/Vacuum Discriminator

     TapTone II uses acoustic technology to test for acceptable levels of pressure or vacuum in containers that have metal closures and/or are metallic themselves (such as beverage cans, glass bottles with metal crowns, and conventional steel cans). These data are used to determine if the tested package meets preset quality acceptance criteria. TapTone II is used for a variety of food processing and beverage applications and its principal market is the brewing and beverage industry. The TapTone II system is an on-line, high speed inspection system designed to test 100% of the containers on a production line and to reject containers that are determined to be defective. A typical TapTone II system consists of a sensor assembly, an electronic control and display unit, and a rejector for removing defective containers from the production line. TapTone II is also available in a case configuration which incorporates multiple sensors for testing products that have been packaged in sealed cases.

     b.   TapTone 100

     The TapTone 100 system is a low cost universal inspection system that uses a proximity sensor to measure the deflection of the metal lid on a container. These data are used to determine if the container meets preset quality acceptance criteria based upon lid deflection and its correlation with the pressure or vacuum inside the container. TapTone 100 systems are normally used to inspect steel and aluminum cans. TapTone 100 systems are on-line, high speed inspection systems designed to test 100% of the containers on a production line, rejecting containers that are determined to be defective. TapTone 100 systems are self contained inspection systems and may be fitted with a variety of optional sensors for additional inspections such as label presence, cocked cap and missing cap.

     c.   Turbo Tracker

     The Turbo Tracker system uses a proximity sensor and digital signal processing to measure the deflection of the metal lid on a container. These data are used to determine if the container meets preset quality acceptance criteria based upon lid deflection and its correlation with the pressure or vacuum inside the container. A typical Turbo Tracker system consists of a sensor assembly, an electronic control and display unit, and a rejector for removing defective containers from the production line. The Turbo Tracker is also available in a case configuration.

     d.   Laser Tracker

     The Laser Tracker system is similar to the Turbo Tracker system except that it uses a laser beam to measure closure deflection on a container with a non-metallic lid or closure. These data are correlated with pressure or vacuum inside the container and are used to determine container quality based upon preset criteria.

     e.   Squeezer

     The Squeezer mechanically deforms a resilient container with a preset force. These data are used to determine if the container is leaking based upon preset criteria. Squeezers are typically used on squeezable packages, such as plastic bottles, jugs, and pouches.

     f.   Ray TRAK

     Ray TRAK is an X-ray based container inspection system used to determine if containers are filled to the correct level. The inspection system illuminates the container with an X-ray beam as it passes through the Ray TRAK. A detector measures the X-ray radiation that passes through the container and correlates that signal to the level of material in the container. The system can be configured to detect underfills, overfills, or both. Containers such as steel cans, aluminum beverage cans, bottles and jars are used with Ray TRAK.

     g. TapTone 500

     The Company introduced the TapTone 500 inspection system during fiscal year 1999. The TapTone 500 system is an upgraded inspection platform designed to eventually replace the current TapTone II acoustic inspection system and the current Turbo Tracker system. The TapTone 500 system incorporates several improvements over the Company's existing products and may be integrated with a variety of optional sensors to accommodate additional inspections. The first version of the TapTone 500 system designed for pressure or vacuum discrimination in cans was introduced during the year and additional versions are planned for the future.

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

3.   New Products.

     During fiscal year 1999 the Company introduced the TapTone 100 low cost universal inspection system. This addition to the TapTone product line is designed to meet the inspection requirements of the domestic and international food canning markets. The Company also introduced the TapTone 500 inspection controller, designed to form a foundation for future inspection systems.

4.   Competition

     Undersea Systems Division

     The Company competes with a variety of companies in various product markets. The Company's policy is to compete based upon technical superiority and quality and to differentiate itself through strong post-sale support. The Company also has a policy of pursuing patent protection for its products when possible. The Company also competes by providing customers with well trained field service and application engineering support.

     In some markets, such as glass flotation and geophysical hydrophones, the Company is one of the larger participants in the market. In other markets, such as ROV systems, the Company is a minor participant and competes with larger, well established companies that have significantly more resources than the Company.

     A partial listing of competitors for the various markets in which the Company competes appears below:

     Product Market                      Competitor(s)

     Hydrophones                         Teledyne Brown Engineering

     Glass Flotation                     Jenna Glass Works division of Schott
                                         Glass Technologies, Inc.

     ROV Systems                         Perry Tritech, Inc.; Hydrovision Ltd.;
                                         SeaEye Marine Ltd.; Deep Ocean
                                         Engineering, Inc.

     Acoustics                           Edgetech, Inc.; Sonardyne International
                                         Ltd.

     Imaging Systems                     Kongsberg Simrad, Inc.

     Side Scan Sonars                    Klein Associates, Inc.;  Edgetech, Inc.

     Relocation Pingers                  Dukane Corporation

     Acoustic Modems                     Orca Instrumentation

     Container Inspection Systems Division

     The Container Inspection Systems Division competes with a number of domestic and international competitors. At least two of these companies are larger than the Company and offer a broader range of products. All of these competitors offer some products that compete with certain models offered by the Company. One German competitor competes with the Company in the bottled beer leak detection market with products substantially similar to those produced by the Company.

5.   Sources and Availability of Raw Materials

     The products of both divisions generally utilize mechanical and electrical components that are readily available from a wide variety of domestic and foreign vendors. In certain cases, the Company produces components internally, utilizing its labor force and machine shop capability. Some components are specially designed for specific products and are purchased from a single vendor. A ceramic component that is used in the geophysical hydrophone product is purchased from a single vendor, CTS Wireless Components, Inc., although the Company believes that there are other vendors that possess the capability to provide a replacement component. The Company's glass flotation products are also purchased from a single vendor, Holophane Corp., although similar products could be obtained from other vendors. The Company has not experienced any problems with the supply of its raw materials and it believes that its sources of supply are adequate for its present and future requirements.

6.   Dependence on Major Customers

     Although the Company has a number of major customers, during fiscal 1999, only two customers, Syntron, Inc. and Schlumberger, Ltd., represented more than 10% of the Company's total revenue.

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

8.   Government Approvals and Contracts

     There are no government approvals required for any of the products currently manufactured by the Company. Certain products of the Undersea Systems Division cannot be sold to certain countries under U.S. export controls. Also, certain hydrophone products must conform to regulations that limit the ability of the hydrophone to be utilized for military applications. The Company does not anticipate that these export restrictions will be removed in the near future.

     During fiscal 1999, less than 5% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

9.   Effect of Government Regulations

     The Company is not aware of any government regulations or pending legislation that would adversely affect the future sales of its products.

10.  Research and Development

     The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $1,307,000, $1,239,000, and $1,363,000 for the fiscal years ended September 30, 1997, 1998 and 1999, respectively. In addition, the Company has an ongoing technical consulting agreement with William D. McElroy, an expert in undersea acoustics.

11.  Environmental Protection Regulations

     The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.  Employees

     As of September 30, 1999, the Company employed 118 full-time individuals, 26 of whom were engaged in research and development, 59 in manufacturing and 33 in sales, marketing and administrative positions. Of the 118 full-time employees, four are employed on a temporary basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

     In connection with the Datasonics acquisition, the Company leased two buildings in the Cataumet section of Bourne, Massachusetts, containing 20,000 square feet of space used for office, administration and manufacturing. These leases expire August 19, 2000 and the Company is in the process of relocating the Datasonics operations to its North Falmouth headquarters.

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

     The following table sets forth the high and low bid information for the Company's Common Stock for the periods shown. Said quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The stock prices set forth below are adjusted to reflect the three for two stock split, effected in the form of a stock dividend, paid to stockholders of record as of November 18, 1997.

     Quarter Ended               High        Low

     December 31, 1997           $19.33      $14.67
     March 31, 1998               15.50       12.25
     June 30, 1998                13.50        9.25
     September 30, 1998            9.50        4.50
     December 31, 1998             7.00        4.63
     March 31, 1999                7.31        6.00
     June 30, 1999                10.00        6.00
     September 30, 1999            9.44        8.00

     As of December 27, 1999, there were approximately 290 holders of record of the Company's Common Stock.

     The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

     The Company did not issue any equity securities during the fiscal year ended September 30, 1999 that were not registered under the Securities Act of 1933, other than the issuance of 8,595 shares of Common Stock to the Benthos, Inc. Employee Stock Ownership Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Overview

     The Company was founded in 1962 to act as a manufacturer of oceanographic products. Over the last 37 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division. The Container Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

     On August 19, 1999, the Company acquired substantially all of the assets of Datasonics, Inc., a manufacturer of underwater acoustic products, including side scan sonar systems, acoustic relocation devices, high-speed underwater acoustic modems and data telemetry systems. The sales and income from the acquired business are included in the Company's results of operations for the last six weeks of fiscal 1999.

Results of Operations

     The following table presents, for the periods indicated, certain consolidated statements of income data. The Company has reclassified certain prior year information to conform with the current year's presentation.

                                       Year Ended
                                     September 30,
                              --------------------------
                                1999      1998      1997
                                ----      ----      ----
                                     (In Thousands)

Net sales                     $17,248   $14,038   $16,414

Cost of sales                   9,801     7,529     7,639
                              -------   -------   -------

Gross profit                    7,447     6,509     8,775
Selling, general and
  administrative expenses       4,385     4,374     4,903
Research and development
  expenses                      1,363     1,239     1,307
In-process research and
  development                     750         -         -
                              -------   -------   -------
Income from operations            949       896     2,565
Interest income                   176       165        42
Interest expense                  (49)      (41)      (82)
                              -------   -------   -------
Income before provision
  for income taxes              1,076     1,020     2,525

Provision for income taxes        248       305       967
                              -------   -------   -------
Net income                    $   828   $   715   $ 1,558
                              =======   =======   =======

     The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to net sales.

                                       Year Ended
                                      September 30,
                               --------------------------
                                1999      1998       1997
                                ----      ----       ----

Net sales                      100.0%    100.0%     100.0%

Cost of sales                   56.8      53.6       46.5
                               -----     -----      -----
Gross profit                    43.2      46.4       53.5
Selling, general and
  administrative expenses       25.4      31.2       29.9
Research and development
  expenses                       7.9       8.8        8.0
In-process research and
  development                    4.4        --         --
                               -----     -----      -----
Income from operations           5.5       6.4       15.6
Interest income                  1.0       1.2        0.3
Interest expense                (0.3)     (0.3)      (0.5)
                               -----     -----      -----
Income before provision for
  income taxes                   6.2       7.3       15.4
Provision for income taxes       1.4       2.2        5.9
                               -----     -----      -----
Net income                       4.8%      5.1%       9.5%
                               =====     =====      =====

Years Ended September 30, 1999 and 1998.

Sales. Total sales increased 22.9% to $17,248,000 for fiscal year 1999 as compared to $14,038,000 for fiscal year 1998. Sales by the Undersea Systems Division increased by 31.0% to $12,174,000 for fiscal year 1999 as compared to $9,290,000 for fiscal year 1998. This increase resulted primarily from increased sales of the Company's geophysical hydrophone (used for offshore oil exploration) and remotely operated vehicle (ROV) product lines and was somewhat offset by decreases in sales of the Company's imaging and flotation product lines. In addition, 1999 includes approximately six weeks' sales of the Datasonics product lines acquired on August 19, 1999. Sales by the Container Inspection Systems Division increased by 6.9% to $5,074,000 for fiscal year 1999 as compared to $4,748,000 for fiscal year 1998. This increase was attributable to new products and an increase in international shipments.

Gross Profit. Gross profit increased by 14.4% to $7,447,000 for fiscal year 1999 as compared to $6,509,000 for fiscal year 1998. As a percentage of sales, gross profit was 43.2% for fiscal year 1999 as compared to 46.4% for fiscal year 1998. The decrease in the gross profit percentage is a result of a shift in product mix towards Undersea Systems Division products which have lower margins than Container Inspection Systems Division sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 0.3% to $4,385,000 for fiscal year 1999 as compared to $4,374,000 for fiscal year 1998. The minor increase in these expenses was a result of increases in overall Company expenses coinciding with the increased sales volume and decreases in selling expenses related to expense control and a reduction in commission expenses due to product mix. As a percentage of sales, selling, general and administrative expenses decreased to 25.4% for fiscal year 1999 as compared to 31.2% for fiscal year 1998.

Research and Development Expenses. Research and development expenses increased 10.0% to $1,363,000 for fiscal year 1999 as compared to $1,239,000 for fiscal year 1998. As a percentage of sales, research and development expenses were 7.9% for fiscal year 1999 as compared to 8.8% for fiscal year 1998. Although the total amount of research and development expenses increased in fiscal 1999, consistent with the Company's current operational plans, the percentage of sales represented by those expenses decreased as a result of increased sales volume.

In-Process Research and Development. On August 19, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Datasonics, Inc. The Company acquired Datasonics for approximately $6.7 million (including acquisition costs) and recorded the acquisition under the purchase method of accounting. As a result, a purchase price premium of $5.3 million was recorded on the transaction. A significant portion of the purchase price was identified in an independent appraisal, using proven valuation procedures and techniques, as intangible assets. These intangible assets included approximately $750,000 for in-process research and development for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process research and development had no alternative future uses. Accordingly, these costs were written off in the fiscal quarter ended September 30, 1999. The remaining premium of $4.5 million was allocated to identifiable intangibles and goodwill, and is being amortized to operations over 6 to 13 years, with an average amortization period of approximately 8 1/2 years. The acquisition was financed from borrowings under a $5.5 million note payable to a bank.

As of August 19, 1999, Datasonics' in-process research and development value was comprised of six primary research and development programs that were expected to reach completion during periods ranging from October 1999 through August 2000. At the acquisition date, Datasonics' research and development programs ranged in completion from approximately 41% to 61%, and total continuing research and development commitments to complete the projects were expected to be approximately $400,000. On the acquisition date, certain projects within the Datasonics research and development programs were expected, if successful, to begin to bear results in fiscal year 2000. Expenditures to complete the Datasonics projects were expected to be approximately $400,000 in fiscal year 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Management believes the Company is positioned to complete each of the major research and development programs. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. The substantial delay or outright failure of the Datasonics research and development could adversely impact the Company's financial condition. See Note 2 of Notes to the Company's Consolidated Financial Statements.

The value assigned to purchased in-process research and development was determined by estimating the costs to develop Datasonics' purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Discounting the net cash flows back to their present value was based on the weighted average cost of capital ("WACC"). The business enterprise is comprised of various types of assets, each possessing different degrees of investment risk contributing to a company's overall cost of capital. Intangible assets are assessed higher risk factors due to their lack of liquidity and poor versatility for redeployment elsewhere in the business. A discount rate of 17 percent was used for in-process research and development. This rate is higher than the WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process technology. The estimates used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

Interest Income. Interest income increased to $176,000 for fiscal year 1999 as compared to $165,000 for fiscal year 1998. This increase resulted from higher invested cash balances and was offset by lower available returns on the invested cash balances.

Interest Expense. Interest expense was $49,000 for fiscal year 1999 as compared to $41,000 for fiscal year 1998. The increase was a result of borrowing on the $5.5 million term loan made in August 1999 in connection with the Datasonics acquisition, as compared to the Company's elimination of short and long term debt in 1998.

Provision for Income Taxes. The provision for income taxes decreased to $248,000 for fiscal year 1999 as compared to $305,000 for fiscal year 1998. The effective tax rate used for fiscal year 1999 was 23.0% as compared to an effective tax rate of 29.9% used in fiscal year 1998. The rate used in fiscal year 1999 is lower than the statutory rate due to an increased benefit from the Company's foreign sales corporation and other state tax credits as compared to the prior year.

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

Provision for Income Taxes. The provision for income taxes decreased to $305,000 for fiscal year 1998 as compared to $967,000 for fiscal year 1997. The effective tax rate used for fiscal year 1998 was 29.9% as compared to an effective tax rate of 38.3% used in fiscal year 1997. The rate used in fiscal year 1998 is lower than the statutory rate due to the benefit from the Company's foreign sales corporation and other state tax credits which benefitted the Company in fiscal year 1998.

Liquidity and Capital Resources

     The Company's principal capital requirement is to provide working capital to support growth.

     As of September 30, 1999 the Company had cash and cash equivalents of $2,930,000 compared to a balance of $2,509,000 on September 30, 1998. Operating income for the fiscal year ended September 30, 1999 was $949,000 as compared to $896,000 for the fiscal year ended September 30, 1998. Accounts receivable decreased by $355,000 as a result of improved collections. Inventories increased by $919,000 to support early fiscal year 2000 shipments. Deferred tax assets increased by $648,000 as the result of an increase in refundable income taxes. Accounts payable increased by $226,000 as purchasing activities increased to support necessary inventory levels. Accrued expenses increased by $405,000 as a result of higher profit sharing expenses and current income taxes payable. Net cash provided by operating activities increased to $1,588,000 for fiscal year 1999 as compared to $1,095,000 for fiscal year 1998.

     In the fiscal year ended September 30, 1999, the Company used $6,689,000 for investing activities. Of this total, $181,000 was used to purchase property, plant, and equipment and $6,729,000 represents cash paid in connection with the Datasonics acquisition.

     Cash provided by financing activities for the fiscal year ended September 30, 1999 was $5,522,000. Included in this were borrowings on long-term debt of $5,500,000 used to finance the Datasonics acquisition, $45,000 from the exercise of stock options, and $42,000 from the sale of treasury stock to the ESOP.

     The Company has a secured line of credit for $2,000,000. As of September 30, 1999, the Company had no outstanding advances against the line of credit.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

Prospects for the Future

     The Company will continue to focus resources on growth opportunities in the markets that it serves. These activities will include research and development, distribution channel development, and geographical market development. In addition, the Company will continue its efforts at identifying and pursuing strategically compatible product and/or company acquisitions.

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

     The Company also believes that the underwater data telemetry market is an emerging market that will continue to develop during the next several years and the Company intends to devote some of its resources towards capitalizing on this developing market.

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

     The Company plans to maintain its focus on the domestic and international beer market by improving its traditional leak detection equipment and by developing other products that provide increased inspection capability to brewers. The Company also plans to continue to develop its presence in the food packaging market through enhanced marketing efforts coupled with product development initiatives.

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

Profit Margins

Overall

     Overall profit margins on the Company's products are influenced by the relative mix of sales between the Undersea Systems Division and the Container Inspection Systems Division. For the fiscal year ended September 30, 1999, sales of the Undersea Systems Division increased to 71% of total Company sales as compared to 66% for the prior fiscal year, while sales of the Container Inspection Systems Division decreased to 29% of total Company sales as compared to 34% for the prior fiscal year. The increase in sales from fiscal year 1998 to fiscal year 1999 was 31% for the Undersea Systems Division and 7% for the Container Inspection Systems Division. This resulted in an overall gross profit for the Company of 43.2% for the fiscal year ended September 30, 1999 as compared to 46.4% for the fiscal year ended September 30, 1998.

Undersea Systems Division

     Gross profit margins on Undersea Systems Division products average approximately 47.4%. The Company expects that the overall sales mix of its undersea products will shift slightly in the future due to decreased sales of hydrophone products to the offshore oil and gas market. The Company does not expect this sales mix to adversely affect overall profit margins. It is possible that increased competition will result in lower realized selling prices for certain products, especially hydrophones, resulting in reductions in product profit margins. The Company is not aware of other trends or competitive pressures that would adversely affect either product mix or gross profit margins within other product lines.

Container Inspection Systems Division

     Gross profit margins on Container Inspection Systems Division products average approximately 54.5%. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. It is possible that increased competition will result in an overall reduction of selling prices and associated profit margins. The Company is not aware of any technological trends or marketplace trends which would adversely affect gross margins on these product lines.

Forward-Looking Information

     The statements made in this report and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information includes information relating to the Company which is based upon the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company's management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain inherent risks, uncertainties and assumptions relating to the operations and results of operations of the Company, the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Year 2000 Issues

     During 1998 and 1999, the Company was actively engaged in addressing Year 2000 ("Y2K") issues, which result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

State of Readiness: To manage its Y2K program, the Company has divided its efforts into four program areas:

     .    Information Technology (computer hardware and software)

     .    Physical Plant (manufacturing equipment and facilities)

     .    Products (including product development)

     .    Extended Enterprise (suppliers and customers)

     For each of these program areas, the Company has used a four-step approach:

     .    Ownership (creating awareness, assigning tasks)

     .    Inventory (listing items to be assessed for Y2K readiness)

     . Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

     . Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

     As of September 30, 1999, the Ownership, Inventory, Assessment and Corrective Action Development steps were essentially complete for all program areas.

     Costs to Address Y2K Issues: The Company began incurring expenses in 1997 to resolve this issue. All expenditures have been expensed as incurred and have not had (and are not expected to have) a significant impact on the Company's ongoing results of operations.

     Risks of Y2K Issues and Contingency Plans: The Company has been in the process of assessing the Year 2000 issues relating to its physical plant, products and suppliers. The Company has developed a contingency planning process to mitigate worst-case business disruptions such as delays in product delivery, which could potentially result from events such as supply chain disruptions. The Company expects its contingency plans to be complete by December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-20 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III

     The information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement for its 2000 annual meeting of stockholders to be filed with the Commission in accordance with Rule 14a-101, Schedule 14A, on or before January 28, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The financial statements set forth in the Index to Consolidated Financial Statements contained on page F-1 hereof are filed herewith as a part of this report.

     (b) The exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

     (c) On November 2, 1999, the Registrant filed an amendment on Form 8-K/A containing financial statements and pro forma financial information regarding the acquisition of Datasonics, Inc., which was earlier reported on Form 8-K filed on August 27, 1999.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BENTHOS, INC.


                                           By JOHN L. COUGHLIN
                                              ---------------------------
                                              John L. Coughlin,
                                                President

Date: December 17, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JOHN L. COUGHLIN               President, Chief Executive      December 17, 1999
-------------------------
John L. Coughlin                 Officer and Director



FRANCIS E. DUNNE, JR.          Treasurer and Chief             December 17, 1999
-------------------------
Francis E. Dunne, Jr.            Financial Officer
                                 (principal financial
                                  and accounting officer)

STEPHEN D. FANTONE             Chairman of the Board of
-------------------------
Stephen D. Fantone             Directors                       December 20, 1999



SAMUEL O. RAYMOND              Director                        December 23, 1999
-------------------------
Samuel O. Raymond


A. THEODORE MOLLEGEN, JR.      Director                        December 27, 1999
-------------------------
A. Theodore Mollegen, Jr.


THURMAN F. NAYLOR              Director                        December 20, 1999
-------------------------
Thurman F. Naylor

GARY K. WILLIS                 Director                        December 20, 1999
-------------------------
Gary K. Willis

                         BENTHOS, INC. AND SUBSIDIARY

                                     INDEX



                                                                 Page

Report of Independent Public Accountants                          F-1

Consolidated Balance Sheets as of September 30, 1999 and 1998     F-2

Consolidated Statements of Income for the Years Ended
September 30, 1999, 1998 and 1997                                 F-3

Consolidated Statements of Stockholders' Investment for the
Years Ended September 30, 1999, 1998 and 1997                     F-4

Consolidated Statements of Cash Flows for the Years
Ended September 30, 1999, 1998 and 1997                           F-5

Notes to Consolidated Financial Statements                        F-6

                   Report of Independent Public Accountants



To Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 29, 1999

                         BENTHOS, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                (In Thousands, except share and per share data)


                                                        Assets
                                                                                             September 30,
                                                                                        1999             1998
Current Assets:
 Cash and cash equivalents                                                            $   2,930          $  2,509
 Accounts receivable, less reserves of approximately $220 and $175 at
  September 30, 1999 and 1998, respectively                                               2,432             1,609
 Inventories                                                                              4,794             2,793
 Prepaid expenses and other current assets                                                  734               630
 Deferred tax asset                                                                       1,299               651
                                                                                      ---------          --------

     Total current assets                                                                12,189             8,192
                                                                                      ---------          --------

Property, Plant and Equipment, at cost:
 Land                                                                                       127               127
 Buildings and improvements                                                               1,876             1,878
 Equipment and fixtures                                                                   3,464             2,921
 Demonstration equipment                                                                  1,174             1,352
                                                                                      ---------          --------

                                                                                          6,641             6,278

 Less--Accumulated depreciation                                                           4,862             4,418
                                                                                      ---------          --------

                                                                                          1,779             1,860
                                                                                      ---------          --------

Other Assets, net                                                                         4,819               580
                                                                                      ---------          --------

                                                                                      $  18,787          $ 10,632
                                                                                      =========          ========

                   Liabilities and Stockholders' Investment

Current Liabilities:
 Current maturities of long-term debt                                                 $     786          $      -
 Accounts payable                                                                         1,292               990
 Accrued expenses                                                                         2,311               962
 Customer deposits                                                                          391               237
                                                                                      ---------          --------

     Total current liabilities                                                            4,780             2,189
                                                                                      ---------          --------

Long-term Debt, net of current maturities                                                 4,649                 -
                                                                                      ---------          --------

Commitments (Note 10)

Stockholders' Investment:
 Common stock, $.0667 par value-
  Authorized--7,500,000 shares
  Issued--1,649,081 and 1,634,865 shares at September 30, 1999 and 1998,
   respectively                                                                             110               109
 Capital in excess of par value                                                           1,546             1,502
 Retained earnings                                                                        8,437             7,609
 Treasury stock, at cost                                                                   (735)             (777)
                                                                                      ---------          --------

     Total stockholders' investment                                                       9,358             8,443
                                                                                      ---------          --------

                                                                                      $  18,787          $ 10,632
                                                                                      =========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         Benthos, Inc. and Subsidiary

                       Consolidated Statements of Income

                (In Thousands, except share and per share data)


                                                                                   Years Ended September 30,
                                                                        1999                 1998                 1997

Net Sales                                                                $   17,248           $   14,038           $   16,414

Cost of Sales                                                                 9,801                7,529                7,639
                                                                         ----------           ----------           ----------

     Gross profit                                                             7,447                6,509                8,775

Selling, General and Administrative Expenses                                  4,385                4,374                4,903

Research and Development Expenses                                             1,363                1,239                1,307

In-Process Research and Development                                             750                    -                    -
                                                                         ----------           ----------           ----------

     Income from operations                                                     949                  896                2,565

Interest Income                                                                 176                  165                   42

Interest Expense                                                                (49)                 (41)                 (82)
                                                                         ----------           ----------           ----------

     Income before provision for income taxes                                 1,076                1,020                2,525

Provision for Income Taxes                                                      248                  305                  967
                                                                         ----------           ----------           ----------

     Net income                                                          $      828           $      715           $    1,558
                                                                         ==========           ==========           ==========

Basic Earnings Per Share (Note 9)                                        $      .61           $      .54           $     1.27
                                                                         ==========           ==========           ==========

Diluted Earnings Per Share (Note 9)                                      $      .60           $      .52           $     1.14
                                                                         ==========           ==========           ==========

Weighted Average Number of Shares Outstanding                             1,355,291            1,314,323            1,225,722
                                                                         ==========           ==========           ==========

Weighted Average Number of Shares Outstanding,                            1,386,796            1,387,130            1,370,375
Assuming Dilution                                                        ==========           ==========           ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                         BENTHOS, INC. AND SUBSIDIARY

              Consolidated Statements of Stockholders' Investment

                (In Thousands, except share and per share data)

                                       Common Stock             Capital in              Treasury Stock, at cost       Total
                                   Number of      $.0667 Par   Excess of Par  Retained  Number of                 Stockholders'
                                    Shares          Value          Value      Earnings   Shares        Amount      Investment
Balance, September 30, 1996          1,510,178       $101       $  774         $5,336    300,338        $(898)         $5,313
 Sale of treasury stock                      -          -            -              -     (5,390)          51              51
 Exercise of stock options,
 including tax benefit                  75,937          5          496              -          -            -             501
 Net income                                  -          -            -          1,558          -            -           1,558
                                     ---------       ----       ------         ------    -------        -----          ------
Balance, September 30, 1997          1,586,115        106        1,270          6,894    294,948         (847)          7,423
 Sale of treasury stock                      -          -            -              -     (3,823)          70              70
 Exercise of stock options,
 including tax benefit                  48,750          3          232              -          -            -             235
 Net income                                  -          -            -            715          -            -             715
                                     ---------       ----       ------         ------    -------        -----          ------
Balance, September 30, 1998          1,634,865        109        1,502          7,609    291,125         (777)          8,443
 Sale of treasury stock                      -          -            -              -     (8,592)          42              42
 Exercise of stock options              14,250          1           44              -          -            -              45
 Net income                                  -          -            -            828          -            -             828
                                     ---------       ----       ------         ------    -------        -----          ------
Balance, September 30, 1999          1,649,081       $110       $1,546         $8,437    282,533        $(735)         $9,358
                                     =========       ====       ======         ======    =======        =====          ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                (In Thousands)

                                                                          Years Ended September 30,
                                                                           1999      1998      1997
Cash Flows from Operating Activities:
 Net income                                                              $   828    $  715    $1,558
 Adjustments to reconcile net income to net cash provided by operating activities-
  Write-off of acquired in-process research and development                  750         -         -
  Depreciation and amortization                                              512       350       621
  Deferred income taxes                                                     (648)     (135)      (59)
  Changes in assets and liabilities, net of effect from acquisition of
   Datasonics, Inc.-
   Accounts receivable                                                       355       561      (651)
   Inventories                                                              (919)     (730)    1,489
   Prepaid expenses and other current assets                                 (75)      (27)      (74)
   Accounts payable and accrued expenses                                     631       265      (426)
   Customer deposits                                                         154        96      (134)
                                                                         -------    ------    ------

       Net cash provided by operating activities                           1,588     1,095     2,324
                                                                         -------    ------    ------

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                                  (181)     (215)     (504)
 Decrease (increase) in other assets                                         221      (380)     (106)
 Net cash paid in connection with the Datasonics, Inc. acquisition        (6,729)        -         -
                                                                         -------    ------    ------

       Net cash used in investing activities                              (6,689)     (595)     (610)
                                                                         -------    ------    ------

Cash Flows from Financing Activities:
 Payments on note payable                                                    (65)        -         -
 Sale of treasury stock                                                       42        70        51
 Exercise of stock options, net of tax benefit                                45       101       176
 Borrowings of long-term debt                                              5,500         -         -
 Payments on long-term debt, net                                               -      (825)      (29)
                                                                         -------    ------    ------

       Net cash provided by (used in) financing activities                 5,522      (654)      198
                                                                         -------    ------    ------

Net Increase (Decrease ) in Cash and Cash Equivalents                        421      (154)    1,912

Cash and Cash Equivalents, beginning of year                               2,509     2,663       751
                                                                         -------    ------    ------

Cash and Cash Equivalents, end of year                                   $ 2,930    $2,509    $2,663
                                                                         =======    ======    ======

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the year                                           $    35    $   41    $   82
                                                                         =======    ======    ======
 Income taxes paid during the year, net of refunds                       $   376    $  (38)   $1,624
                                                                         =======    ======    ======

Supplemental Disclosure of Noncash Activities:
 Tax benefit for exercise of stock options                               $     -    $  134    $  325
                                                                         =======    ======    ======

Supplemental Disclosure of Cash Flows Related to Acquisition:
 In connection with the acquisition of Datasonics, Inc. (Note 2), the following transactions occurred-
  Fair value of assets acquired                                          $ 7,749   $     -   $     -
  Liabilities assumed                                                     (1,020)        -         -
                                                                         -------    ------    ------

     Cash paid, including $721 for direct costs of acquisition           $ 6,729   $     -   $     -
                                                                         =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          BENTHOS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)



(1)  Operations and Significant Accounting Policies

     Benthos, Inc. (the Company) designs, manufactures, sells and services oceanographic products and systems for underwater exploration, oil and gas development and production, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of consumer food, beverage, pharmaceutical and chemical containers. The Company's customers are located throughout the world.

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

     (b)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 1999 and 1998:

                                          1999             1998
                 Raw materials            $  891           $   81
                 Work-in-process           3,861            2,702
                 Finished goods               42               10
                                          ------           ------
                                          $4,794           $2,793
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

                                                Estimated
                    Asset Classification       Useful Life

                Buildings and improvements       15-33 years
                Equipment and fixtures               5 years
                Demonstration equipment              3 years

     (f)  Intangible Assets

          The Company assesses the realizability of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of September 30, 1999.

          Intangible assets, resulting from Datasonics Acquisition (Note 2), are included in "Other Assets" on the face of the consolidated balance sheets and are amortized on a straight-line basis, based on their estimated lives, as follows:

                                                       Estimated                September 30,
                                                                         ------------------------
                                                         Life               1999            1998
                    Developed technology               6 years           $  1,430      $        -
                    Assembled workforce                6 years                200               -
                    Goodwill                           13 years             2,898               -
                                                                         --------      ----------
                                                                            4,528               -

                    Less--Accumulated amortization                             38               -
                                                                         --------      ----------

                                                                         $   4,490     $        -
                                                                         =========     ==========

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

     (h) Concentration of Credit Risk

         SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in rated financial institutions. In 1999, two customers accounted for 14% and 12% of net sales, respectively. In 1998 and 1997, one customer accounted for approximately 22% and 16% of net sales, respectively. As of September 30, 1999, one customer accounted for 15% of accounts receivable. At September 30, 1998, one customer accounted for approximately 30% of accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

         The changes in the accounts receivable reserve are as follows:

                                  Balance,    Charged to                               Balance,
                                Beginning of   Costs and     Acquired                   End of
                                  Period       Expenses     Reserve(1)    Deductions    Period
         For the year ended
         September 30,
              1997                $ 127        $  56        $   -          $ 21         $ 162
              1998                  162           13            -             -           175
              1999                  175            8           45             8           220

         /(1)/ Represents reserve acquired as part of the Datasonics acquisition
               (see Note 2).

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

     (k)  New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No.133.

     (l)  Comprehensive Income

          The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income is the same as net income for all periods presented.

                         BENTHOS, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                (In Thousands, except share and per share data)
                                  (Continued)

     (2)  Acquisition of Datasonics, Inc.

          In August 1999, the Company acquired substantially all of the assets of Datasonics, Inc. (Datasonics). This acquisition was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. To fund the purchase, the Company entered into a $5.5 million note payable with a bank (see Note
          5). The aggregate purchase price of approximately $6,732 (which consisted of a $6,011 of cash and $721 of direct acquisition costs) was allocated based on the fair value of the tangible and intangible assets acquired as follows:

                Cash                                             $     3
                Current assets                                     2,289
                Property and equipment                               182
                Acquired intangibles (Note 1(f))                   4,528
                Purchased incomplete research and development        750
                Assumed liabilities                               (1,020)
                                                                 -------

                                                                 $ 6,732
                                                                 =======

   In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets acquired. Acquired intangibles include acquired technology, goodwill and an assembled workforce. These intangibles are being amortized over their estimated useful lives of six to 13 years. The portion of the purchase price allocated to the purchased incomplete research and development projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $750, was charged to expense as of the acquisition date. The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing.

                         BENTHOS, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                (In Thousands, except share and per share data)
                                  (Continued)

   Unaudited pro forma operating results for the Company, assuming the acquisition of Datasonics occurred as of the beginning of the years presented, are as follows:

                                                          Years Ended September 30,
                                                        1999/(1)/           1998/(1)/
          Pro forma total revenues                         $24,717             $21,355
                                                           =======             =======

          Pro forma net income                             $   897             $   440
                                                           =======             =======
          Pro forma net income per share-
            Basic                                          $   .66             $   .34
                                                           =======             =======
            Diluted                                        $   .65             $   .32
                                                           =======             =======

         /(1)/ For the purposes of these pro forma operating results, the charge for in-process research and development was excluded, so that the operating results presented include only recurring costs.

     Fiscal 1999 represents the results of Benthos for the year ended September 30, 1999 combined with Datasonics results from October 1, 1998 through the date of the acquisition.

(3)  Accrued Expenses

     Accrued expenses consist of the following at September 30, 1999 and 1998:

                                       1999            1998
Accrued salary and related expenses  $  653           $  384
Accrued warranty                        287              244
Accrued taxes                           460                -
Accrued transaction costs               475                -
Other accrued expenses                  436              334
                                     ------           ------

                                     $2,311           $  962
                                     ======           ======

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)


(4)  Demand Note Payable

     As of September 30, 1999, the Company has a $2,000 secured line of credit with a bank expiring on January 31, 2000. There were no amounts outstanding under this line of credit at September 30, 1999. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal's reported prime rate (8.25% at September 30, 1999) less .25%. The Company is required to maintain certain covenants, including debt service coverage. The Company was in compliance with all covenants at September 30, 1999.

(5)  Note Payable

     On August 18, 1999, the Company entered into a $5,500 note payable with a bank. The note is secured by substantially all of the assets of the Company and is due in 84 monthly installments with interest at prime (8.25% at September 30, 1999) less .25%. The Company has fixed the interest rate at 7.75% for the first year of the note. After the first year, or at any time during the during the term of the note, the Company may elect to fix the interest rate at 2.25% above the Federal Home Loan Bank of Boston Rate (5.97% at September 30, 1999), as defined, or the Company can continue to pay interest at prime less .25%. Payments under this note end in August 2006. The Company is required to maintain certain covenants, including debt service coverage. The Company was in compliance with all covenants at September 30, 1999.

(6)  Income Taxes

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

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)


   The components of the provision for income taxes for each of the three years in the period ended September 30, 1999 are as follows:


                                   1999              1998              1997
                Federal-
                 Current          $ 781             $ 372             $ 785
                 Deferred          (597)             (138)              (45)
                                  -----             -----             -----

                                    184               234               740
                                  -----             -----             -----
                State-
                 Current            115                68               241
                 Deferred           (51)                3               (14)
                                  -----             -----             -----

                                     64                71               227
                                  -----             -----             -----

                                  $ 248             $ 305             $ 967
                                  =====             =====             =====

   The Company's effective tax rate differed from the statutory rate for the reasons set forth below:


                                                   1999       1998        1997


Federal statutory rate                             34.0%      34.0%       34.0%
State income taxes, net of federal tax benefit      3.9        3.5         6.2
Tax benefit of foreign sales corporation           (4.3)      (5.0)       (2.4)
Tax credits                                       (13.3)      (3.6)          -
Other                                               2.7        1.0          .5
                                                  -----       ----       -----

     Effective tax rate                            23.0%      29.9%       38.3%
                                                  =====       ====       =====

   The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:


                                                          1999           1998

Acquisition related intangibles                          $  226          $  -
Inventory reserves                                          595           536
Other nondeductible reserves and accruals                   524           161
Valuation allowance                                         (46)          (46)
                                                         ------         -----

     Net deferred tax asset                              $1,299         $ 651
                                                         ======         =====

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

(7)  Stock Split

     On October 22, 1997, the Company's Board of Directors approved a three-for-two stock split, effected in the form of a dividend to shareholders of record as of November 18, 1997. The accompanying consolidated financial statements and related notes for all periods presented have been retroactively adjusted to reflect the stock split.

(8)  Employee Benefit Plans

     (a)  Stock Option Plans

          The Company has granted to certain directors nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. At September 30, 1999, 161,250 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 1999, 105,000 shares were available for future grant.

          The Company's 1990 Stock Option Plan (the 1990 Plan) authorizes 300,000 shares of the Company's common stock for issuance. The 1990 Plan is administered by the Board of Directors (the Board) and provides for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 1999, 54,437 shares were available for future grant.

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)



       Stock option activity is summarized as follows:

                                                                1990 Plan                       Director Options
                                                        Number of        Weighted                               Weighted
                                                         Shares          Average           Number of            Average
                                                                       Option Price         Shares            Option Price
Outstanding, September 30, 1996                          171,750            $ 3.19           45,000            $ 1.83
 Granted                                                  29,250             11.36           11,250             11.50
 Terminated                                               (7,500)             2.04                -                 -
 Exercised                                               (75,937)             2.33                -                 -
                                                         -------                            -------

Outstanding, September 30, 1997                          117,563              5.86           56,250              3.77
 Granted                                                  31,500             17.54           30,000             13.81
 Terminated                                              (10,500)            17.54                -                 -
 Exercised                                                (3,750)             2.04          (45,000)             1.83
                                                         -------                            -------

Outstanding, September 30, 1998                          134,813              7.79           41,250             13.18
 Granted                                                  38,750              6.25           15,000              6.44
 Terminated                                               (7,688)            10.10                -                 -
 Exercised                                               (14,250)             3.13                -                 -
                                                         -------                            -------

Outstanding, September 30, 1999                          151,625            $ 7.71           56,250            $11.38
                                                         =======            ======          =======            ======

Exercisable, September 30, 1999                           65,254            $ 6.63           17,500            $12.82
                                                         =======            ======          =======            ======

Exercisable, September 30, 1998                           47,254            $ 5.05            3,750            $11.50
                                                         =======            ======          =======            ======

Exercisable, September 30, 1997                           10,125            $ 4.33           37,500            $ 1.85
                                                         =======            ======          =======            ======

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)


       The range of exercise prices for options outstanding and options exercisable at September 30, 1999 for the 1990 Plan is as follows:

                                             Options Outstanding                    Options Exercisable
                                         Weighted
                                         Average           Weighted                               Weighted
    Range of                            Remaining           Average                                Average
    Exercise          Options           Contractual        Exercise             Options           Exercise
     Prices         Outstanding            Life             Price             Exercisable          Price
$         4.33        67,875              6.5              $ 4.33                48,000           $ 4.33
$         6.25        38,750              9.4                6.25                     -                -
$  10.16-11.50        24,000              7.3               11.05                12,000            11.05
$        17.54        21,000              8.1               17.54                 5,254            17.54
                      -------                                                    ------

                     151,625              7.6              $ 7.71                65,254           $ 6.63
                     =======              ===              ======                ======           ======

       The range of exercise prices for options outstanding and options exercisable at September 30, 1999 for director stock options is as follows:

                                             Options Outstanding                    Options Exercisable
                                         Weighted
                                         Average           Weighted                               Weighted
    Range of                            Remaining           Average                                Average
    Exercise          Options           Contractual        Exercise             Options           Exercise
     Prices         Outstanding            Life             Price             Exercisable          Price
$         6.44        15,000                9.3            $ 6.44                    -            $    -
$  11.50-14.25        41,250                6.8             13.18               17,500             12.82
                      ------                                                    ------

                      56,250                7.4            $11.38               17,500            $12.82
                      ======                ===            ======               ======            ======

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)


       In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                                      September 30,
                                                  1999              1998              1997

Risk-free interest rate                           4.80%             4.38%             6.20%
Expected dividend yield                              -                 -                 -
Expected life (years)                                7                 7                 7
Expected volatility                                 48%               65%               40%

       The weighted average fair value of options granted during the years ended September 30, 1999, 1998 and 1997 under these plans is $3.51, $10.51 and $5.90, respectively.

       Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net income and net income per share would have been the following:

                                                      September 30,
                                                  1999              1998              1997
Net income-
 As reported                                     $ 828             $ 715            $1,558
 Pro forma                                         525               445             1,463

Basic earnings per share-
 As reported                                     $ .61             $ .54            $ 1.27
 Pro forma                                         .39               .34              1.19

Diluted earnings per share-
 As reported                                     $ .60             $ .52            $ 1.14
 Pro forma                                         .38               .32              1.07

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)



   (b) Employee Stock Ownership Plan

       The Company has an Employee Stock Ownership Plan (ESOP) for substantially all employees. Contributions to the ESOP are made at the discretion of the Board, provided that the total amount contributed for any ESOP year does not exceed the maximum amount allowable by the Internal Revenue Code. Amounts allocated to a participant's account vest ratably over five years based on years of completed service, as defined. The accompanying consolidated statements of income for the years ended September 30, 1999, 1998 and 1997 include provisions for contributions to the ESOP of approximately $74, $41, and $71, respectively.

   (c) 401(k) Retirement Plan

       The Company maintains a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board in an amount determined by the Board. These contributions vest to a participant's account ratably over five years based on years of completed service, as defined. Additionally, each participant may elect to contribute up to 20% of his or her compensation for the plan year, but not more than $10,000 (for calendar 1999), to the plan. The accompanying consolidated statements of income for the years ended September 30, 1999, 1998 and 1997 include provisions for contributions to the plan of approximately $74, $41, and $210, respectively.

   (d) Supplemental Executive Retirement Plan

       The Company has a Supplemental Executive Retirement Plan (SERP) for the benefit of certain management and highly compensated executive employees. Under the SERP, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the SERP. No such elective deferrals have been made by participants as of September 30, 1999.

(9)  Earnings per Share

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

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)


   A reconciliation of basic and diluted shares outstanding is as follows:

                                                    1999            1998            1997
          Weighted average common shares            1,355,291       1,314,323       1,225,722
                    outstanding
           Effect of dilutive securities               31,505          72,807         144,653
                                                    ---------       ---------       ---------

          Weighted average common shares            1,386,796       1,387,130       1,370,375
          outstanding, assuming dilution            =========       =========       =========

     As of September 30, 1999 and 1998, 106,719 and 91,500 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. As of September 30, 1997, there were no antidilutive shares.

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

     Compensation expense of approximately $86, $85, and $93 related to this agreement is included in the accompanying 1999, 1998 and 1997 consolidated statements of income, respectively.

(11) Segment Reporting

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended September 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the president, the chief financial officer and other operating officers. To date, the Company has viewed its operations and

                         BENTHOS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                (In Thousands, except share and per share data)

                                  (Continued)


     manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates the performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                              Years Ended September 30,
                                           1999             1998             1997
Sales to unaffiliated customers-
 Undersea systems                         $12,174          $ 9,290          $ 9,591
 Container inspection systems               5,074            4,748            6,823
                                          -------          -------          -------

     Total                                $17,248          $14,038          $16,414
                                          =======          =======          =======

Income from operations-
 Undersea systems                         $   742          $   761          $ 1,355
 Container inspection systems                 207              135            1,210
                                          -------          -------          -------

     Total                                $   949          $   896          $ 2,565
                                          =======          =======          =======

Identifiable assets-
 Undersea systems                         $11,116          $ 4,843          $ 3,555
 Container inspection systems               2,349            2,074            2,639
 Corporate assets                           5,322            3,715            3,882
                                          -------          -------          -------

     Total                                $18,787          $10,632          $10,076
                                          =======          =======          =======

   Revenues by geographic area for the years ended September 30, 1999, 1998 and 1997 were as follows:

Geographic Area                             1999             1998             1997
 United States                            $ 6,257          $ 6,954          $ 9,438
 Norway                                     2,195              165              259
 United Kingdom                             1,694            1,659              496
 Japan                                      1,168              755              929
 Trinidad                                   1,001                -                -
 Mexico                                       560              702               59
 Other                                      4,373            3,803            5,233
                                          -------          -------          -------

                                          $17,248          $14,038          $16,414
                                          =======          =======          =======

(12) Related Party

     The Company had research and development services performed by an entity controlled by the Company's chairman of the Board. The Company expensed approximately $20, $21 and $314 for these services in fiscal 1999, 1998 and 1997, respectively.

                         BENTHOS, INC.

                         EXHIBIT INDEX

          Exhibit
          -------

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

          10.2      Amendment to Employment Contract with Samuel O. Raymond (2)

          10.3      Employment Contract with John L. Coughlin (1)

          10.4      Employee Stock Ownership Plan (1)

          10.5      First Amendment to Employee Stock Ownership Plan (2)

          10.6      Second Amendment to Employee Stock Ownership Plan

          10.7      Third Amendment to Employee Stock Ownership Plan

          10.8      401(k) Retirement Plan (1993)(1)

          10.9      401(k) Retirement Plan (1999)

          10.10     First Amendment to 401(k) Retirement Plan (2)

          10.11     Second Amendment to 401(k) Retirement Plan (2)

          10.12     Third Amendment to 401(k) Retirement Plan (3)

          10.13     Supplemental Executive Retirement Plan (1)

          10.14     1990 Stock Option Plan (1)

          10.15     Stock Option Plan for Non-Employee Directors (1)

          Exhibit
          -------

           10.16    1998 Non-Employee Directors' Stock Option Plan (4)

           10.17 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

           10.18 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

           10.19 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

           10.20 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

           10.21 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

           10.22 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

           10.23 Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999.

           10.24 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

           10.25 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

           10.26 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

           10.27 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

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

          (7) Previously filed as an exhibit to Registrant's Current Report on Form 8-K filed on or about August 27, 1999 (File No. O-29024) and incorporated herein by this reference.