Form 10QSB
period 1999-12-31
BENTHOS INC
filed 2000-02-11
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 1999

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

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

Yes     X       No

    -------       -------

State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                         1,375,294
           (Class)                      (Outstanding stock at February 9, 2000)

Transitional Small Business Disclosure Format (check one):
Yes             No    X

   --------       --------

                          BENTHOS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                          FOR THE THIRTEEN WEEKS ENDED
                                DECEMBER 31, 1999

                                      INDEX


                                                                                    Page  No.


Face Sheet                                                                              1

Index                                                                                   2

Part I
FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)                     3
                           December 31, 1999 and
                           September 30, 1999

                  Condensed Consolidated Statements of Earnings (unaudited)             4
                  Thirteen Weeks Ended
                           December 31, 1999 and
                           December 31, 1998

                  Condensed Consolidated Statements of Cash Flow (unaudited)            5
                  Thirteen Weeks Ended
                           December 31, 1999 and
                           December 31, 1998

                  Notes to Financial Statements                                         6-8

         Item 2.  Management's Discussion and Analysis                                  9-11
                  of Financial Condition and Results
                  of Operations

PART II
OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      12

Signatures                                                                              12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Benthos, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)
                                   (unaudited)

Assets                                               December 31, 1999        September 30, 1999
                                                     -----------------         ------------------

Current Assets:

Cash and Cash Equivalents                                   $  1,736                 $  2,930
Accounts Receivable, Net                                       3,438                    2,432
Inventories                                                    4,281                    4,794
Prepaid Expenses and Other Current Assets                        776                      734
Deferred Tax Asset                                             1,299                    1,299
                                                            --------                 --------
Total Current Assets                                          11,530                   12,189


Property, Plant and Equipment, Net                             1,745                    1,779
Other Assets, Net                                              4,756                    4,819
                                                            --------                 --------
                                                            $ 18,031                 $ 18,787
                                                            ========                 ========

Liabilities and Stockholders' Investment

Current Liabilities:

Current Maturities of Long Term Debt                        $    786                 $    786
Accounts Payable                                               1,331                    1,292
Accrued Expenses                                               1,704                    2,311
Customer Deposits                                                247                      391
                                                            --------                 --------
Total Current Liabilities                                      4,068                    4,780
                                                            --------                 --------

Long-Term Debt, Net of Current Maturities                      4,452                    4,649

Stockholders' Investment:
Common Stock, $.06 2/3 par value-

  Authorized - 7,500 shares
  Issued - 1,649 shares at December 31, 1999
  and September 30, 1999                                         110                      110
Capital in Excess of Par Value                                 1,546                    1,546
Retained Earnings                                              8,516                    8,437
Treasury Stock, at Cost                                         (661)                    (735)
                                                            --------                 --------
Total Stockholders' Investment                                 9,511                    9,358
                                                            --------                 --------
                                                            $ 18,031                 $ 18,787
                                                            ========                 ========


See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                  Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                               Thirteen Weeks Ended
                                                    December 31, 1999         December 31, 1998
                                                    -----------------         -----------------


Net Sales                                                 $ 5,411                 $ 3,835

Cost of Sales                                               3,286                   2,344
                                                          -------                 -------
Gross Profit                                                2,125                   1,491

Selling, General & Administrative Expenses                  1,345                     905
Research and Development Expenses                             464                     285
Amortization of Goodwill and Other
   Acquired Intangibles                                       123                       0
                                                          -------                 -------
Income from Operations                                        193                     301

Interest Income                                                28                      36

Interest Expense                                             (109)                     --
                                                          -------                 -------
Income before Provision for Income Taxes                      112                     337
Provision for Income Taxes                                     34                     121
                                                          -------                 -------
Net Income                                                $    78                 $   216
                                                          =======                 =======

Basic Earnings Per Share                                  $  0.06                 $  0.16
                                                          =======                 =======

Diluted Earnings Per Share                                $  0.06                 $  0.16
                                                          =======                 =======

Common Shares Outstanding                                   1,368                   1,350
                                                          =======                 =======

Common Shares Outstanding,
Assuming Dilution                                           1,412                   1,381
                                                          =======                 =======


See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                   (unaudited)


                                                                                  Thirteen Weeks Ended
                                                                       December 31, 1999         December 31, 1998
                                                                       -----------------         -----------------


Cash Flows From Operating Activities:

Net Income                                                                   $    78                 $   216

Adjustments to Reconcile Net Income to Net Cash (Used In)
Provided by Operating Activities:
              Depreciation and Amortization                                      347                     160
Changes in Assets and Liabilities:
              Accounts Receivable                                             (1,006)                   (175)
              Inventories                                                        513                    (251)
              Prepaid Expenses and Other Current Assets                          (42)                    152
              Accounts Payable & Accrued Expenses                               (568)                    (46)
              Customer Deposits                                                 (144)                     13
                                                                             -------                 -------
Net Cash (Used In) Provided by Operating Activities                             (822)                     69

Cash Flows from Investing Activities:

             Purchases of Property, Plant & Equipment                           (105)                    (18)
             (Increase) Decrease in Other Assets                                 (70)                     12
                                                                             -------                 -------
Net Cash by Used in Investing Activities                                        (175)                     (6)

Cash Flows from Financing Activities:

             Payments on long-term debt, net                                    (197)                    ---
                                                                             -------                 -------
Net (Decrease) Increase in Cash and Cash Equivalents                          (1,194)                     63

Cash and Cash Equivalents, Beginning of Period                                 2,930                   2,509
                                                                             -------                 -------
Cash and Cash Equivalents, End of Period                                     $ 1,736                 $ 2,572
                                                                             =======                 =======
Supplemental Disclosure of Cash Flow Information:

             Interest Paid                                                   $   105                 $   ---
                                                                             =======                 =======
             Income Taxes Paid, Net of Refunds                               $   100                 $    29
                                                                             =======                 =======
Supplemental Disclosure of Noncash Activities:

             Issuance of Treasury Stock to the Company's ESOP                $    74                 $    42
                                                                             =======                 =======


See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                          Notes to Financial Statements
                    (In thousands, except per share amounts)

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

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1999, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

3.   Acquisition

On August 19, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Datasonics, Inc. for approximately $6,732, including acquisition costs. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the results of the operations of Datasonics have been included in the accompanying consolidated financial statements from the date of acquisition.

Unaudited pro forma operating results for the Company, assuming the Acquisition of Datasonics occurred on October 1, 1998 are as follows:


                                                          Three Months Ended
                                                              December 31,
                                                                 1998


                 Pro forma net sales                           $5,973
                                                                =====
                 Pro forma net income                            $181
                                                                  ===
                 Pro forma net income per share -
                      Basic                                      $.13
                                                                  ===
                      Diluted                                    $.13
                                                                  ===


4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                  December 31, 1999      September 30, 1999
                                                  -----------------      ------------------


           Raw Materials                           $   613                   $    891

           Work-in-Process                           3,607                      3,861

           Finished Goods                               61                         42
                                                     -----                      -----
                                                    $4,281                     $4,794
                                                    =======                    ======


5.  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. The Company has stock options for 135 shares of common stock at an average exercise price of $11.69 in the thirteen week period ended December 31, 1999 and had options for 92 shares of common stock at an average exercise price of $13.60 in the thirteen week period ended December 31, 1998, which have not been included in basic or diluted earnings per share as they are antidilutive.

A reconciliation of basic and diluted shares outstanding is as follows:

                                                         Thirteen Weeks Ended December 31,

                                                            1999                 1998
                                                           -----                -----


Weighted average common shares outstanding                 1,368                1,350

Potential common shares pursuant to stock options             44                   31
                                                           -----                -----
Diluted weighted average shares                            1,412                1,381
                                                           =====                =====


6.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.


                                                     Thirteen Weeks Ended December 31,
                                                          1999                 1998
                                                         -------              -------


Sales to Unafilliated Customers:

         Undersea Systems                            $  4,076                 $  3,097
         Container Inspection Systems                   1,335                      738
                                                     --------                 --------
         Total                                          5,411                    3,835


Income (Loss) From Operations:

         Undersea Systems                                 213                      451
         Container Inspection Systems                     (20)                    (150)
                                                     --------                 --------
         Total                                            193                      301


Identifiable Assets:

         Undersea Systems                              11,317                    5,099
         Container Inspection Systems                   2,488                    2,052
         Corporate Assets                               4,226                    3,706
                                                     --------                 --------
Total                                                $ 18,031                 $ 10,857


Revenues by geographic area for thirteen weeks ended December 31, 1999 and 1998 were as follows:


Geographic Area                                          1999                   1998
                                                       -------                -------


United States                                          $3,159                   $1,347
Japan                                                     693                      348
Norway                                                    240                      671
Singapore                                                  --                      322
United Kingdom                                            278                      691
Other                                                   1,041                      456
                                                       -------                 -------
Total                                                  $5,411                   $3,835


Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in Thousands)

Results of Operations -- First quarter of fiscal year 2000 compared with first quarter of fiscal year 1999.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                                   Thirteen Weeks Ended
                                                    December 31, 1999                 December 31, 1998
                                                    -----------------                 -----------------
                                                                         (unaudited)


Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               60.7%                              61.1%
                                                   --------------                     --------------
Gross Profit                                                39.3%                              38.9%
Selling, General & Administrative Expenses                  24.8%                              23.6%
Research and Development Expenses                            8.6%                               7.4%
Amortization of Goodwill and Other
   Acquired Intangibles                                      2.3%                              --
                                                   --------------                     --------------
Income from Operations                                       3.6%                               7.9%
Interest Income                                               .5%                                .9%
Interest Expense                                            (2.0)%                             --
                                                   --------------                     --------------
Income Before Provision for Income Taxes                     2.1%                               8.8%

Provision for Income Taxes                                    .6%                               3.2%
                                                   --------------                     --------------
Net Income                                                   1.5%                               5.6%
                                                   ==============                     ==============


Sales. Net sales increased by 41.1% in the first quarter of fiscal year 2000 to $5,411 as compared to $3,835 in the first quarter of fiscal year 1999. Sales of the Undersea Systems Division increased by 31.6% to $4,076 in the first quarter of fiscal year 2000 as compared to $3,097 in the first quarter of fiscal year 1999. The increase resulted mainly from the inclusion of the sales of the product lines acquired from Datasonics, Inc. in August 1999 which were not in the results of the first quarter of fiscal year 1999 and reduced sales of hydrophones in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. Sales of the Container Inspection Systems Division increased by 80.9% to $1,335 in the first quarter of fiscal year 2000 as compared to $738 in the first quarter of fiscal year 1999. The increase resulted largely from the timing of market orders.

Gross Profit. Gross Profit increased by 42.5% to $2,125 for the first quarter of fiscal year 2000 as compared to $1,491 for the first quarter of fiscal year 1999. As a percentage of sales, gross profit was 39.3% in the first quarter of fiscal year 2000 as compared to 38.9% in the first quarter of fiscal year 1999. The increase in gross profit percentage is attributed primarily to the higher sales mix of Container Inspection Systems Division products, which carry a higher gross profit than the products of the Undersea Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 48.6% to $1,345 for the first quarter of fiscal year 2000 as compared to $905 in the first quarter of fiscal year 1999. As a percentage of sales, selling, general and administrative expenses increased to 24.8% in the first quarter of fiscal year 2000 as compared to 23.6% for the first quarter of fiscal year 1999. The increase in selling, general, and administrative dollars and percentage of sales is a result of the inclusion of expenses related to the acquisition of Datasonics, Inc. in August 1999 which were not in the results of the first quarter of fiscal year 1999 and other corporate expenses.

Research and Development Expenses. Research and development expenses increased 62.8% to $464 for the first quarter of fiscal year 2000 as compared to $285 in the first quarter of fiscal year 1999. As a percentage of sales, research and development expenses increased to 8.6% of sales in the first quarter of fiscal year 2000 from 7.4% in the first quarter of fiscal year 1999. The increase in the overall level of expenditures is due to investments in new product development as well as the inclusion of the operating results of the acquisition of Datasonics, Inc. in August 1999 which were not included in the results of the first quarter of fiscal year 1999. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $123 in the first quarter of fiscal year 2000 as a result of the acquisition of substantially all of the assets of Datasonics, Inc. in August 1999.

Interest Income. Interest income decreased to $28 in the first quarter of fiscal year 2000 as compared to $36 in the first quarter of fiscal year 1999. The decrease in interest income was a result of lower invested cash balances, due in part to the acquisition of Datasonics, Inc.

Interest Expense. Interest Expense increased to $109 in the first quarter of fiscal year 2000 as compared to $0 in the first quarter of fiscal year 1999. The increase in interest expense dollars was a result of the bank loan made in August 1999 to finance the acquisition of substantially all of the assets of Datasonics, Inc.

Provision for Income Taxes. The provision for income taxes decreased to $34 in the first quarter of fiscal year 2000 as compared to $121 in the first quarter of fiscal year 1999. The effective tax rate used in the first quarter of fiscal year 2000 was 30.0% as compared to the rate of 35.9% used in the first quarter of fiscal year 1999. The rate used in the first quarter of fiscal year 2000 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $1,194 from September 30, 1999 to December 31, 1999. Cash of $822 was used in operating activities. Inventories provided $513 as inventory levels were more balanced with respect to shipments. Accounts receivable increased by $1,006 as a result of increased shipments and higher shipments in the latter part of the quarter. Accounts payable and accrued expenses used $568 as a result of profit sharing payments and inventory reduction. The Company has a $2,000 secured line of credit with a bank that was to have expired on January 31, 2000. The bank has extended that line to March 31, 2000 and is in the process of approving the extension to January 31, 2001. At December 31, 1999 there were no amounts outstanding under this line of credit. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

YEAR 2000 UPDATE PROGRAM

The Company has monitored its Year 2000 program, and as of this date, no material problems have arisen since the end of calendar year 1999. All of the Company's computer systems are Year 2000 ready and no technology projects have been delayed due to the Year 2000 date change.

During 1998 and 1999 the company was actively engaged in addressing Year 2000 issues.

         State of Readiness: To manage its Y2K program, the Company divided its efforts into four program areas:

-    Information Technology (computer hardware and software)

-    Physical Plant (manufacturing equipment and facilities)

-    Products (including product development)

-    Extended Enterprise (suppliers and customers)

For each of these program areas, the Company used a four-step approach:

-    Ownership (creating awareness, assigning tasks)

-    Inventory (listing items to be assessed for Y2K readiness)

- Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

- Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans.

Costs to Address Y2K Issues: The Company began incurring expenses in 1997 to resolve this issue. All expenditures have been expensed as incurred and have not had (and are not expected to have) a significant impact on the Company's ongoing results of operations.

Risks of Y2K Issues and Contingency Plans: The Company assessed the Year 2000 issues relating to its physical plant, products and suppliers. The Company developed a contingency planning process to mitigate worst-case business disruptions such as delays in product delivery, which could potentially result from events such as supply chain disruptions.

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

                                        BENTHOS, INC

                               By /s/ Francis E. Dunne, Jr.
                                      Francis E. Dunne, Jr.

                              Vice President, Chief Financial Officer,
                                        and Treasurer
                            (Principal Financial and Accounting Officer)

DATE:   February 9, 2000

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

                   4.1              Common Stock Certificate (1)

                  10.1              Employment Contract with Samuel O. Raymond (1)

                  10.2              Amendment to Employment Contract with Samuel
                                    O. Raymond (2)

                  10.3              Employment Contract with John L. Coughlin (1)

                  10.4              Amended and Restated Employment Agreement with
                                    John L. Coughlin

                  10.5              Employee Stock Ownership Plan (1)

                  10.6              First Amendment to Employee Stock Ownership
                                    Plan (2)

                  10.7              Second Amendment to Employee Stock Ownership
                                    Plan (8)

                  10.8              Third Amendment to Employee Stock Ownership
                                    Plan (8)

                  10.9              401(k) Retirement Plan (1993)(1)

                  10.10             401(k) Retirement Plan (1999)(8)

                  10.11             First Amendment to 401(k) Retirement Plan (2)

                  10.12             Second Amendment to 401(k) Retirement Plan (2)

                  10.13             Third Amendment to 401(k) Retirement Plan (3)

                  10.14             Supplemental Executive Retirement Plan (1)

                  10.15             1990 Stock Option Plan (1)



                  Exhibit
                  -------

                  10.16             Stock Option Plan for Non-Employee Directors (1)

                  10.17             1998 Non-Employee Directors' Stock Option Plan (4)

                  10.18             Benthos, Inc. 2000 Stock Incentive Plan (9)

                  10.19             License Agreement between the Company and The Penn
                                    State Research Foundation dated December 13, 1993
                                    (1)

                  10.20             Technical Consultancy Agreement between the
                                    Company and William D. McElroy dated July 12, 1994
                                    (1)

                  10.21             Technical Consultancy Agreement between the
                                    Company and William D. McElroy dated October 1,
                                    1996 (3)

                  10.22             General Release and Settlement Agreement between
                                    the Company and Lawrence W. Gray dated February 8,
                                    1996 (1)

                  10.23             Line of Credit Loan Agreement between the Company
                                    and Cape Cod Bank and Trust Company dated
                                    September 24, 1990, as amended (1)

                  10.24             Commercial Mortgage Loan Extension and
                                    Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6,
                                    1994 (1)

                  10.25             Credit Agreement between the Company and Cape Cod
                                    Bank and Trust Company dated August 18, 1999.

                  10.26             License Agreement between the Company and Optikos
                                    Corporation dated July 29, 1997 (3)

                  10.27             Hydrophone License Agreement between the Company
                                    and Syntron, Inc. dated December 5, 1996 (6)

                  10.28             Amendment Number 1 to Hydrophone License Agreement
                                    between the Company and Syntron, Inc. dated
                                    September 11, 1998 (6)

                  10.29             Asset Purchase Agreement among Benthos, Inc.,
                                    Datasonics, Inc., and William L. Dalton and David
                                    A. Porta (7)

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

                  (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 File No. 0-29024) and incorporated herein by this reference.

                  (9) Previously filed as an exhibit to the Registrant's definitive proxy statement filed on Schedule 14A on or about January 18, 2000