Form 10QSB
period 2000-03-31
BENTHOS INC
filed 2000-05-09
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000
                                       --------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

Commission file number 0-29024
                       -------
                                  BENTHOS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Massachusetts                                          04-2381876
         (State or Other Jurisdiction of                     (I. R. S. Employer
         Incorporation or Organization)                      Identification No.)


         49 Edgerton Drive, North Falmouth, Massachusetts    02556
         (Address of Principal Executive Offices)

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

Yes     X       No
       ---         ---


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common Stock par value $.06 2/3                         1,375,294
            (Class)                        (Outstanding stock at May 8, 2000)

Transitional Small Business Disclosure Format (check one):
Yes             No    X
       ---           ---

                          BENTHOS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                                 MARCH 31, 2000

                                      INDEX

                                                                            Page  No.
Face Sheet                                                                      1

Index                                                                           2

Part I
FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)             3
                           March 31, 2000 and
                           September 30, 1999

                  Condensed Consolidated Statements of Earnings (unaudited)     4
                  Thirteen Weeks And Twenty-Six Weeks Ended
                           March 31, 2000 and
                           March 31, 1999

                  Condensed Consolidated Statements of Cash Flow (unaudited)    5
                  Twenty-Six Weeks Ended
                           March 31, 2000 and
                           March 31, 1999

                  Notes to Financial Statements                                 6-8

         Item 2.  Management's Discussion and Analysis                          9-13
                  of Financial Condition and Results
                  of Operations

PART II
OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders           14
         Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                                      15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                        Benthos, Inc. and Subsidiary
                                                   Condensed Consolidated Balance Sheets
                                                  (in thousands, except per share amounts)
                                                                 (unaudited)
Assets                                             March 31, 2000      September 30, 1999
                                                 ------------------- -----------------------
Current Assets:
Cash and Cash Equivalents                             $  1,723              $  2,930
Accounts Receivable, Net                                 3,668                 2,432
Inventories                                              4,646                 4,794
Prepaid Expenses and Other Current Assets                  130                   734
Deferred Tax Asset                                       1,299                 1,299
                                                --------------        --------------
Total Current Assets                                    11,466                12,189


Property, Plant and Equipment, Net                       1,784                 1,779
Other Assets, Net                                        4,778                 4,819
                                                --------------        --------------
                                                      $ 18,028              $ 18,787
                                                ==============        ==============

Liabilities and Stockholders' Investment

Current Liabilities:
Current Maturities of Long Term Debt                  $    786              $   786
Accounts Payable                                           828                1,292
Accrued Expenses                                         2,119                2,311
Customer Deposits                                          277                  391
                                                --------------        --------------
Total Current Liabilities                                4,010                 4,780
                                                --------------        --------------

Long-Term Debt, Net of Current Maturities                4,256                 4,649

Stockholders' Investment:
Common Stock, $.06 2/3 par value-
  Authorized - 7,500 shares
  Issued - 1,653 shares at March 31, 2000
  and 1,649 at September 30, 1999                          110                   110
Capital in Excess of Par Value                           1,569                 1,546
Retained Earnings                                        8,744                 8,437
Treasury Stock, at Cost                                   (661)                 (735)
                                                --------------        --------------
Total Stockholders' Investment                           9,762                 9,358
                                                --------------        --------------
                                                      $ 18,028              $ 18,787
                                                ==============        ==============




See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                  Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                   (unaudited)

                                 Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                       March 31,                      March 31,
                                   2000        1999               2000        1999

Net Sales                        $  5,237    $  4,361            $ 10,648   $  8,196

Cost of Sales                       2,638       2,376               5,924      4,721
                                 --------    --------            --------   --------
Gross Profit                        2,599       1,985               4,724      3,475

Selling, General &
   Administrative Expenses          1,601       1,171               2,945      2,075
Research and Development
   Expenses                           457         347                 922        631
Amortization of Goodwill
   and Other Acquired
   Intangibles                        130          --                 254         --
                                 --------    --------            --------   --------
Income from Operations                411         467                 603        769

Interest Income                        12          39                  41         74
Interest Expense                      (96)         --                (205)        --
                                 --------    --------            --------   --------
Income before Provision
   for Income Taxes                   327         506                 439        843
Provision for Income Taxes             98         132                 132        253
                                 --------    --------            --------   --------
Net Income                       $    229    $    374            $    307   $    590
                                 ========    ========            ========   ========

Basic Earnings Per Share          $  0.17     $  0.28             $  0.22    $  0.44
                                 ========    ========            ========   ========

Diluted Earnings Per Share        $  0.16     $  0.27             $  0.22    $  0.43
                                 ========    ========            ========   ========

Weighted Average
   Common Shares Outstanding        1,376       1,353               1,372      1,351
                                 ========    ========            ========   ========

Weighted Average
   Common Shares Outstanding,
   Assuming Dilution                1,419       1,389               1,416      1,385
                                 ========    ========            ========   ========




See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                   (unaudited)

                                                           Twenty-Six Weeks Ended
                                                      March 31, 2000    March 31, 1999
Cash Flows From Operating Activities:

Net Income                                                $   307           $   590

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
              Depreciation and Amortization                   638               283
Changes in Assets and Liabilities:
              Accounts Receivable                          (1,236)              (41)
              Inventories                                     148              (914)
              Prepaid Expenses                                604               583
              Accounts Payable & Accrued Expenses            (656)              344
              Customer Deposits                              (114)              270
                                                        ---------          --------
Net Cash  (Used In) Provided by Operating Activities         (309)            1,115
                                                        ---------          --------

Cash Flows from Investing Activities:
             Purchases of Property, Plant & Equipment        (265)             (145)
             Decrease (Increase) in Other Assets             (263)              241
                                                        ---------          --------
Net Cash (Used In) Provided by Investing Activities          (528)               96
                                                        ---------          --------

Cash Flows from Financing Activities:
             Exercise of Stock Options                         23                 4
             Payments on long-term debt, net                 (393)               --
                                                        ---------          --------
Net Cash (Used In) Provided by Financing Activities          (370)                4
                                                        ---------          --------
Net (Decrease) Increase in Cash and Cash Equivalents       (1,207)            1,215

Cash and Cash Equivalents, Beginning of Period              2,930             2,509
                                                        ---------          --------
Cash and Cash Equivalents, End of Period                  $ 1,723           $ 3,724
                                                        =========          ========
Supplemental Disclosure of Cash Flow Information:
             Interest Paid                                $   204           $    --
                                                        =========          ========
             Income Taxes Paid, Net of Refunds            $   100           $   (26)
                                                        =========          ========
Supplemental Disclosure of Noncash Activities:
             Sale of Treasury Stock to the Company's      $    74           $    42
             ESOP
                                                        =========          ========



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

3.   Acquisition

On August 19, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Datasonics, Inc. for approximately $6,891, including acquisition costs. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the results of the operations of Datasonics have been included in the accompanying consolidated financial statements from the date of acquisition.

Unaudited pro forma operating results for the Company, assuming the acquisition of Datasonics occurred on October 1, 1998 are as follows:

                                        Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                               March 31,               March 31,
                                                 1999                     1999
    Pro forma net sales                         $6,423                  $12,396
                                                ======                  =======
    Pro forma net income                          $317                     $498
                                                ======                  =======
    Pro forma net income per share -
         Basic                                   $ .23                    $ .37
                                                ======                  =======
         Diluted                                 $ .23                    $ .36
                                                ======                  =======

4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                        March 31, 2000           September 30, 1999
                                      -------------------------  --------------------------
           Raw Materials                    $  384                        $  891

           Work-in-Process                   4,247                         3,861

           Finished Goods                       15                            42
                                           -------                       -------
                                            $4,646                        $4,794
                                           =======                       =======


5.  Earnings Per Share

Basic earnings per share excludes the effect of dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. The Company has stock options for 133 shares of common stock in the thirteen and twenty-six week periods ended March 31, 2000 and had options for 92 shares of common stock in the thirteen and twenty-six week periods ended March 31, 1999, which have not been included in diluted earnings per share as they are antidilutive.


A reconciliation of basic and diluted shares outstanding is as follows:


                                     Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                           March 31,                   March 31,

                                       2000         1999          2000           1999
                                     -------      -------       -------        -------
Weighted average of common
shares outstanding                     1,376        1,353         1,372          1,351

Potential common shares
pursuant to stock options                 43           36            44             34
                                     -------      -------       -------        -------
Diluted weighted average shares        1,419        1,389         1,416          1,385
                                     =======      =======       =======        =======

6.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                                 Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                       March 31,                        March 31,

                                                   2000            1999               2000          1999
                                              ---------      ----------         ----------      ----------
Sales to Unafilliated Customers:
         Undersea Systems                      $  3,397        $  3,226           $  7,474        $  6,323
         Container Inspection Systems             1,840           1,135              3,174           1,873
                                              ---------      ----------         ----------      ----------
         Total                                 $  5,237        $  4,361           $ 10,648        $  8,196


Income (Loss) From Operations:
         Undersea Systems                      $     96        $    509           $    309        $    961
         Container Inspection Systems               315             (42)               294            (192)
                                             ----------      ----------         ----------     -----------
         Total                                 $    411        $    467           $    603        $    769



Identifiable Assets:
         Undersea Systems                                                         $ 11,990        $  5,048
         Container Inspection Systems                                                2,481           2,087
         Corporate Assets                                                            3,557           4,747
                                                                                ----------     -----------
Total                                                                             $ 18,028        $ 11,882


Revenues by geographic area were as follows:

                                                 Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                        March 31,                          March 31,
Geographic Area                                    2000            1999               2000            1999
                                                -------         -------            -------         -------

United States                                  $  2,962        $  1,750           $  6,121        $  3,097
Norway                                               30             875                271           1,546
United Kingdom                                       98             408                376           1,099
Other                                             2,147           1,328              3,880           2,454
                                             ----------      ----------         ----------      ----------
Total                                          $  5,237        $  4,361           $ 10,648        $  8,196

Item 2.


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations -- Second quarter of fiscal year 2000 compared with second quarter of fiscal year 1999.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:


                                                                    Thirteen Weeks Ended
                                                       March 31, 2000                  March 31, 1999
                                                   -------------------------     --------------------------
Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               50.4%                              54.5%
                                                   --------------                     --------------
Gross Profit                                                49.6%                              45.5%
Selling, General & Administrative Expenses                  30.6%                              26.8%
Research and Development Expenses                            8.7%                               8.0%
Amortization of Goodwill and Other
   Acquired Intangibles                                      2.5%                                 --
                                                   --------------                     --------------
Income from Operations                                       7.8%                              10.7%
Interest Income                                               .2%                                .9%
Interest Expense                                            (1.8)%                                --
                                                   --------------                     --------------
Income Before Provision for Income Taxes                     6.2%                              11.6%

Provision for Income Taxes                                   1.8%                               3.0%
                                                   --------------                     --------------
Net Income                                                   4.4%                               8.6%
                                                   ==============                     ==============


Sales. Net sales increased by 20.1% in the second quarter of fiscal year 2000 to $5,237 as compared to $4,361 in the second quarter of fiscal year 1999. Sales of the Undersea Systems Division increased by 5.3% to $3,397 in the second quarter of fiscal year 2000 as compared to $3,226 in the second quarter of fiscal year 1999. The increase resulted mainly from the inclusion of the sales of the product lines acquired from Datasonics, Inc. in August 1999, which were not in the results of the second quarter of fiscal year 1999, and reduced sales of hydrophones in the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999. Sales of the Container Inspection Systems Division increased by 62.1% to $1,840 in the second quarter of fiscal year 2000 as compared to $1,135 in the second quarter of fiscal year 1999. The increase resulted largely from the timing of customer orders.

Gross Profit. Gross Profit increased by 30.9% to $2,599 for the second quarter of fiscal year 2000 as compared to $1,985 for the second quarter of fiscal year 1999. As a percentage of sales, gross profit was 49.6% in the second quarter of fiscal year 2000 as compared to 45.5% in the second quarter of fiscal year 1999. The increase in gross profit percentage is attributed primarily to the higher sales mix of Container Inspection Systems Division products, which carry a higher gross profit than the products of the Undersea Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 36.7% to $1,601 for the second quarter of fiscal year 2000 as compared to $1,171 in the second quarter of fiscal year 1999. As a percentage of sales, selling, general and administrative expenses increased to 30.6% in the second quarter of fiscal year 2000 as compared to 26.8% for the second quarter of fiscal year 1999. The increase in selling, general, and administrative expenses in dollars and in percentage of sales is a result of the inclusion of expenses related to the acquisition of Datasonics, Inc. in August 1999, which were not in the results of the second quarter of fiscal year 1999, and other corporate expenses.

Research and Development Expenses. Research and development expenses increased 31.7% to $457 for the second quarter of fiscal year 2000 as compared to $347 in the second quarter of fiscal year 1999. As a percentage of sales, research and development expenses increased to 8.7% of sales in the second quarter of fiscal year 2000 from 8.0% in the second quarter of fiscal year 1999. The increase in the overall level of expenditures is due to investments in new product development as well as the inclusion of the operating results of the acquisition of Datasonics, Inc. in August 1999 which were not included in the results of the second quarter of fiscal year 1999. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $130 in the second quarter of fiscal year 2000 as a result of the acquisition of substantially all of the assets of Datasonics, Inc. in August 1999.

Interest Income. Interest income decreased to $12 in the second quarter of fiscal year 2000 as compared to $39 in the second quarter of fiscal year 1999. The decrease in interest income was a result of lower invested cash balances, due in part to the acquisition of Datasonics, Inc.

Interest Expense. Interest expense was $96 in the second quarter of fiscal year 2000. There was no interest expense in the second quarter of fiscal year 1999. The increase in interest expense dollars was a result of the bank loan made in August 1999 to finance the acquisition of Datasonics, Inc.

Provision for Income Taxes. The provision for income taxes decreased to $98 in the second quarter of fiscal year 2000 as compared to $132 in the second quarter of fiscal year 1999. The effective tax rate used in the second quarter of fiscal year 2000 was 30.0% as compared to the rate of 26.1% used in the second quarter of fiscal year 1999. The rate used in the second quarter of fiscal year 2000 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations - First half of fiscal year 2000 compared with first half of fiscal year 1999.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                               Twenty-Six Weeks Ended
                                                    March 31, 2000                     March 31, 1999
Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               55.6%                              57.6%
                                                   --------------                     --------------
Gross Profit                                                44.4%                              42.4%
Selling, General & Administrative Expenses                  27.6%                              25.3%
Research and Development Expenses                            8.7%                               7.7%
Amortization of Goodwill and
   Other Acquired Intangibles                                2.4%                                --
                                                   --------------                     --------------
Income from Operations                                       5.7%                               9.4%
Interest Income                                               .4%                                .9%
Interest Expense                                            (2.0)%                               --
                                                   --------------                     --------------
Income Before Provision for Income Taxes                     4.1%                              10.3%

Provision for Income Taxes                                   1.2%                               3.1%
                                                   --------------                     --------------
Net Income                                                   2.9%                               7.2%
                                                   ==============                     ==============



Sales. Net sales increased by 29.9% in the first half of fiscal year 2000 to $10,648 as compared to $8,196 in the first half of fiscal year 1999. Sales of the Undersea Systems Division increased by 18.2% to $7,474 in the first half of fiscal year 2000 as compared to $6,323 in the first half of fiscal year 1999. The increase resulted mainly from the inclusion of the sales of the product lines acquired from Datasonics, Inc. in August 1999, which were not in the results of the first half of fiscal year 1999, and reduced sales of hydrophones in the first half of fiscal year 2000 as compared to the first half of fiscal year 1999. Sales of the Container Inspection Systems Division increased by 69.5% to $3,174 in the first half of fiscal year 2000 as compared to $1,873 in the first half of fiscal year 1999. The increase resulted largely from the timing of customer orders.

Gross Profit. Gross Profit increased by 35.9% to $4,724 for the first half of fiscal year 2000 as compared to $3,475 for the first half of fiscal year 1999. As a percentage of sales, gross profit was 44.4% in the first half of fiscal year 2000 as compared to 42.4% in the first half of fiscal year 1999. The increase in gross profit percentage is attributed primarily to the higher sales mix of Container Inspection Systems Division products, which carry a higher gross profit than the products of the Undersea Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 41.9% to $2,945 for the first half of fiscal year 2000 as compared to $2,075 in the first half of fiscal year 1999. As a percentage of sales, selling, general and administrative expenses increased to 27.6% in the first half of fiscal year 2000 as compared to 25.3% for the first half of fiscal year 1999. The increase in selling, general, and administrative expenses in dollars and in percentage of sales is a result of the inclusion of expenses related to the acquisition of Datasonics, Inc. in August 1999, which were not in the results of the first half of fiscal year 1999, and other corporate expenses.

Research and Development Expenses. Research and development expenses increased 46.1% to $922 for the first half of fiscal year 2000 as compared to $631 in the first half of fiscal year 1999. As a percentage of sales, research and development expenses increased to 8.7% of sales in the first half of fiscal year 2000 from 7.7% in the first half of fiscal year 1999. The increase in the overall level of expenditures is due to investments in new product development as well as the inclusion of the operating results of the acquisition of Datasonics, Inc. in August 1999 which were not included in the results of the first half of fiscal year 1999. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $254 in the first half of fiscal year 2000 as a result of the acquisition of substantially all of the assets of Datasonics, Inc. in August 1999.

Interest Income. Interest income decreased to $41 in the first half of fiscal year 2000 as compared to $74 in the first half of fiscal year 1999. The decrease in interest income was a result of lower invested cash balances, due in part to the acquisition of Datasonics, Inc.

Interest Expense. Interest expense was $205 in the first half of fiscal year 2000. There was no interest expense in the first half of fiscal 1999. The increase in interest expense dollars was a result of the bank loan made in August 1999 to finance the acquisition of Datasonics, Inc.

Provision for Income Taxes. The provision for income taxes decreased to $132 in the first half of fiscal year 2000 as compared to $253 in the first half of fiscal year 1999. The effective tax rate used in the first half of fiscal years 2000 and 1999 was 30.0%. The rate used in the first half of fiscal year 2000 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $1,207 from September 30, 1999 to March 31, 2000. Cash of $309 was used in operating activities. Inventories provided $148 as inventory levels were more balanced with respect to shipments. Accounts receivable increased by $1,236 as a result of increased shipments and higher shipments in the latter part of the first half of the fiscal year. Accounts payable and accrued expenses used $656 as a result of profit sharing payments and inventory reduction. Cash of $528 was used in investing activities. Purchases of plant and equipment used $265 and other assets (including goodwill) used $263. Financing activities used $370 as payments of $393 were made on the long term debt used to finance a portion of the Datasonics acquisition in August 1999. The Company has a $2,000 secured line of credit with a bank expiring on January 31, 2001. At March 31, 2000 there were no amounts outstanding under this line of credit. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Registrant (the "Meeting") was held on March 3, 2000.

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

(c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

(i)   Election of Directors:

         Nominee                            For                        Withheld

         John L. Coughlin                   1,292,158                  11,008
         Gary K. Willis                     1,291,845                  11,321

     The directors whose term of office as a director continued after the Meeting are Stephen D. Fantone, Arthur L. Fatum, A. Theodore Mollegen, Jr., Thurman F. Naylor and Samuel O. Raymond.

(ii) Authorization of appointment of Arthur Andersen LLP as independent auditors for 2000:

         For                                Against                    Abstain

         1,292,338                          1,659                      9,169


(iii) The Company's 2000 Stock Incentive Plan was approved. There were 719,519 votes cast in favor of the proposal, 51,931 votes cast against, 171,284 abstentions, and 360,432 broker non-votes.


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


                                            BENTHOS, INC

                                   By  /s/ Francis E. Dunne, Jr.
                                         Francis E. Dunne, Jr.
                               Vice President, Chief Financial Officer
                                             and Treasurer
                              (Principal Financial and Accounting Officer)

DATE: May 8, 2000

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

10.4       Amended and Restated Employment Agreement with John L. Coughlin (10)

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

10.10      401(k) Retirement Plan (1999)(8)

10.11      First Amendment to 401(k) Retirement Plan (2)

10.12      Second Amendment to 401(k) Retirement Plan (2)

10.13      Third Amendment to 401(k) Retirement Plan (3)

EXHIBIT
-------

10.14      Supplemental Executive Retirement Plan (1)

10.15      1990 Stock Option Plan (1)

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

EXHIBIT
-------

10.28 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.29 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

21         Subsidiaries of the Registrant (1)

27         Financial Data Schedule

--------------

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

           EXHIBIT
           -------

           (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 File No. 0-29024) and incorporated herein by this reference.

           (9) Previously filed as an exhibit to the Registrant's definitive proxy statement filed on Schedule 14A on or about January 18, 2000

           (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. O-29024) and incorporated herein by reference.