Form 10QSB
period 2000-06-30
BENTHOS INC
filed 2000-08-08
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

Yes   X       No
   --------     --------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common Stock par value $.06 2/3                        1,379,036
              (Class)                     (Outstanding stock at August 8, 2000)

Transitional Small Business Disclosure Format (check one):
Yes           No    X
   --------     --------

                          BENTHOS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                                  JUNE 30, 2000

                                      INDEX

                                                                               Page  No.
Face Sheet                                                                          1

Index                                                                               2

PART I
FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (unaudited)                     3
                       June 30, 2000 and
                       September 30, 1999

              Condensed Consolidated Statements of Earnings (unaudited)             4
              Thirteen Weeks And Thirty-Nine Weeks Ended
                       June 30, 2000 and
                       June 30, 1999

              Condensed Consolidated Statements of Cash Flow (unaudited)            5
              Thirty-Nine Weeks Ended
                       June 30, 2000 and
                       June 30, 1999

              Notes to Financial Statements                                         6-8

     Item 2.  Management's Discussion and Analysis                                  9-13
              of Financial Condition and Results
              of Operations

PART II
OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                      14

     Signatures                                                                     14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                             Benthos, Inc. and Subsidiary
                                                         Condensed Consolidated Balance Sheets
                                                       (in thousands, except per share amounts)
                                                                      (unaudited)
Assets                                              June 30, 2000                September 30, 1999
                                                ---------------------           ---------------------
Current Assets:
Cash and Cash Equivalents                             $  1,394                           $  2,930
Accounts Receivable, Net                                 3,642                              2,432
Inventories                                              4,542                              4,794
Prepaid Expenses and Other Current Assets                  116                                734
Deferred Tax Asset                                       1,299                              1,299
                                                --------------                     --------------
Total Current Assets                                    10,993                             12,189


Property, Plant and Equipment, Net                       2,136                              1,779
Other Assets, Net                                        4,635                              4,819
                                                --------------                     --------------
                                                      $ 17,764                           $ 18,787
                                                ==============                     ==============
Liabilities and Stockholders' Investment

Current Liabilities:
Current Maturities of Long Term Debt                    $  786                             $  786
Accounts Payable                                           972                              1,292
Accrued Expenses                                         1,798                              2,311
Customer Deposits                                          230                                391
                                                --------------                     --------------
Total Current Liabilities                                3,786                              4,780
                                                --------------                     --------------

Long-Term Debt, Net of Current Maturities                4,060                              4,649

Stockholders' Investment:
Common Stock, $.06 2/3 par value-
  Authorized - 7,500 shares
  Issued - 1,653 shares at June 30, 2000
  and 1,649 at September 30, 1999                          110                                110
Capital in Excess of Par Value                           1,569                              1,546
Retained Earnings                                        8,900                              8,437
Treasury Stock, at Cost                                   (661)                              (735)
                                                --------------                     --------------
Total Stockholders' Investment                           9,918                              9,358
                                                --------------                     --------------
                                                      $ 17,764                           $ 18,787
                                                ==============                     ==============


See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                  Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                   (unaudited)

                                       Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                             June 30,                                 June 30,
                                           2000       1999                          2000      1999
                                       --------    --------                     --------   --------
Net Sales                              $  5,004    $  4,730                     $ 15,652   $ 12,926

Cost of Sales                             3,042       2,663                        8,966      7,384
                                       --------    --------                     --------   --------
Gross Profit                              1,962       2,067                        6,686      5,542

Selling, General &
   Administrative Expenses                1,188       1,193                        4,133      3,269
Research and Development
   Expenses                                 348         331                        1,270        961
Amortization of Goodwill
   and Other Acquired
   Intangibles                              126          --                          380         --
                                       --------    --------                     --------   --------
Income from Operations                      300         543                          903      1,312

Interest Income                              20          44                           61        118
Interest Expense                            (97)         --                         (302)        --
                                       --------    --------                     --------   --------
Income before Provision
   for Income Taxes                         223         587                          662      1,430
Provision for Income Taxes                   67         176                          199        429
                                       --------    --------                     --------   --------
Net Income                              $   156     $   411                      $   463    $ 1,001
                                       ========    ========                     ========   ========
Basic Earnings Per Share                $  0.11     $  0.30                      $  0.34    $  0.74
                                       ========    ========                     ========   ========

Diluted Earnings Per Share              $  0.11     $  0.29                      $  0.33    $  0.72
                                       ========    ========                     ========   ========

Weighted Average
   Common Shares Outstanding              1,379       1,355                        1,375      1,353
                                       ========    ========                     ========   ========

Weighted Average
   Common Shares Outstanding,
   Assuming Dilution                      1,415       1,415                        1,416      1,395
                                       ========    ========                     ========   ========


See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                   (unaudited)

                                                                            Thirty-Nine Weeks Ended
                                                                   June 30, 2000               June 30, 1999
                                                                  --------------              --------------
Cash Flows From Operating Activities:

Net Income                                                                $  463                     $ 1,001

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
              Depreciation and Amortization                                  859                         377
Changes in Assets and Liabilities:
              Accounts Receivable                                         (1,210)                        767
              Inventories                                                    252                        (976)
              Prepaid Expenses                                               618                         568
              Accounts Payable & Accrued Expenses                           (833)                         47
              Customer Deposits                                             (161)                        (32)
                                                                  --------------              --------------
Net Cash  (Used In) Provided by Operating Activities                         (12)                      1,752
                                                                  --------------              --------------

Cash Flows from Investing Activities:
             Purchases of Property, Plant & Equipment                       (686)                        (76)
             (Increase) Decrease in Other Assets                            (272)                        213
                                                                  --------------              --------------
Net Cash (Used In) Provided by Investing Activities                         (958)                        137
                                                                  --------------              --------------

Cash Flows from Financing Activities:
             Exercise of Stock Options                                        23                          15
             Payments on long-term debt, net                                (589)                         --
                                                                  --------------              --------------
Net Cash (Used In) Provided by Financing Activities                         (566)                         15
                                                                  --------------              --------------
Net (Decrease) Increase in Cash and Cash Equivalents                      (1,536)                      1,904

Cash and Cash Equivalents, Beginning of Period                             2,930                       2,509
                                                                  --------------              --------------
Cash and Cash Equivalents, End of Period                                 $ 1,394                     $ 4,413
                                                                  ==============              ==============
Supplemental Disclosure of Cash Flow Information:
             Interest Paid                                               $   302                     $    --
                                                                  ==============              ==============
             Income Taxes Paid, Net of Refunds                           $   248                     $   179
                                                                  ==============              ==============
Supplemental Disclosure of Noncash Activities:
             Sale of Treasury Stock to the Company's ESOP                $    74                     $    42
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

3.   Acquisition

On August 19, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Datasonics, Inc. for approximately $6,880, including acquisition costs. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the results of the operations of Datasonics have been included in the accompanying consolidated financial statements from the date of acquisition.

Unaudited pro forma operating results for the Company, assuming the acquisition of Datasonics occurred on October 1, 1998 are as follows:

                                                       Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                                              June 30,                        June 30,
                                                                1999                           1999
                                                             ----------                     ----------
                  Pro forma net sales                        $  7,363                        $ 19,759
                                                             ========                        ========

                  Pro forma net income                         $  579                         $ 1,077
                                                             ========                        ========
                  Pro forma net income per share -
                       Basic                                    $ .43                           $ .80
                                                             ========                        ========
                       Diluted                                  $ .41                           $ .77
                                                             ========                        ========

4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        June 30, 2000          September 30, 1999
                                      -----------------      ---------------------
           Raw Materials                   $     387                   $    891

           Work-in-Process                     4,142                      3,861

           Finished Goods                         13                         42
                                          ----------                  ---------
                                           $   4,542                   $  4,794
                                          ==========                  =========

5.  Earnings Per Share

Basic earnings per share excludes the effect of dilutive securities and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options have a dilutive effect on earnings per share in all periods and are therefore included in the computation of diluted earnings per share. The Company has stock options for 197 shares of common stock in the thirteen and thirty-nine week periods ended June 30, 2000 and had options for 92 shares of common stock in the thirteen and thirty-nine week periods ended June 30, 1999, which have not been included in computing diluted earnings per share as they are antidilutive.


A reconciliation of basic and diluted shares outstanding is as follows:

                                             Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                   June 30,                       June 30,

                                               2000         1999              2000          1999
                                            -------      -------           -------       -------
Weighted average of common
shares outstanding                            1,379        1,355             1,375         1,353

Potential common shares
pursuant to stock options                        36           60                41            42
                                           --------     --------           -------       -------
Diluted weighted average shares               1,415        1,415             1,416         1,395
                                           ========     ========           =======       =======

6.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                                  Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                        June 30,                           June 30,

                                                 2000            1999               2000            1999
                                               --------        --------           --------        --------
Sales to Unaffiliated Customers:
         Undersea Systems                      $  3,896        $  3,421           $ 11,370        $  9,744
         Container Inspection Systems             1,108           1,309              4,282           3,182
                                               --------        --------           --------        --------
         Total                                 $  5,004        $  4,730           $ 15,652        $ 12,926


Income (Loss) From Operations:
         Undersea Systems                      $    377        $    545           $    686        $  1,506
         Container Inspection Systems               (77)             (2)               217            (194)
                                               --------        --------           --------        --------
         Total                                 $    300        $    543           $    903        $  1,312


Identifiable Assets:
         Undersea Systems                                                         $ 12,226        $  4,275
         Container Inspection Systems                                                2,336           1,963
         Corporate Assets                                                            3,202           5,468
                                                                                  --------        --------
Total                                                                             $ 17,764        $ 11,706


Revenues by geographic area were as follows:

                                                  Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                        June 30,                           June 30,

Geographic Area                                   2000           1999               2000            1999
                                               --------        --------          ---------       ---------
United States                                  $  3,671        $  2,417          $   9,792       $   5,514
Norway                                              121             143                391           1,689
United Kingdom                                      205             397                571           1,496
Other                                             1,007           1,773              4,898           4,227
                                               --------        --------           --------        --------
Total                                          $  5,004        $  4,730           $ 15,652        $ 12,926

Item 2.


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations -- Third quarter of fiscal year 2000 compared with third quarter of fiscal year 1999.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                                   Thirteen Weeks Ended
                                                     June 30, 2000                      June 30, 1999
                                               -----------------------           ------------------------
Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               60.8%                              56.3%
                                                   --------------                     --------------
Gross Profit                                                39.2%                              43.7%
Selling, General & Administrative Expenses                  23.7%                              25.2%
Research and Development Expenses                            7.0%                               7.0%
Amortization of Goodwill and Other
   Acquired Intangibles                                      2.5%                                 --
                                                   --------------                     --------------
Income from Operations                                       6.0%                              11.5%
Interest Income                                               .4%                                .9%
Interest Expense                                            (1.9)%                                --
                                                   --------------                     --------------
Income Before Provision for Income Taxes                     4.5%                              12.4%

Provision for Income Taxes                                   1.4%                               3.7%
                                                   --------------                     --------------
Net Income                                                   3.1%                               8.7%
                                                   ==============                     ==============

Sales. Net sales increased by 5.8% in the third quarter of fiscal year 2000 to $5,004 as compared to $4,730 in the third quarter of fiscal year 1999. Sales of the Undersea Systems Division increased by 13.9% to $3,896 in the third quarter of fiscal year 2000 as compared to $3,421 in the third quarter of fiscal year 1999. The increase resulted mainly from the inclusion of the sales of the product lines acquired from Datasonics, Inc. in August 1999, which were not in the results of the third quarter of fiscal year 1999, and reduced sales of some of the Company's traditional Undersea Systems Division's products, including remotely operated vehicles (ROV's) in the third quarter of fiscal year 2000 as compared to the third quarter of fiscal year 1999. Sales of the Container Inspection Systems Division decreased by 15.4% to $1,108 in the third quarter of fiscal year 2000 as compared to $1,309 in the third quarter of fiscal year 1999. The decrease resulted largely from the timing of customer orders.

Gross Profit. Gross Profit decreased by 5.1% to $1,962 for the third quarter of fiscal year 2000 as compared to $2,067 for the third quarter of fiscal year 1999. As a percentage of sales, gross profit was 39.2% in the third quarter of fiscal year 2000 as compared to 43.7% in the third quarter of fiscal year 1999. The decrease in gross profit percentage is attributed primarily to the higher sales mix of Undersea Systems Division products, which carry a lower gross profit than the products of the Container Inspection Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by .4% to $1,188 for the third quarter of fiscal year 2000 as compared to $1,193 in the third quarter of fiscal year 1999. As a percentage of sales, selling, general and administrative expenses decreased to 23.7% in the third quarter of fiscal year 2000 as compared to 25.2% for the third quarter of fiscal year 1999. The decrease in selling, general, and administrative expenses in dollars and in percentage of sales is a result of expense controls and is partially offset by the inclusion of expenses related to the acquisition of Datasonics, Inc. in August 1999, which were not in the results of the third quarter of fiscal year 1999.

Research and Development Expenses. Research and development expenses increased 5.1% to $348 for the third quarter of fiscal year 2000 as compared to $331 in the third quarter of fiscal year 1999. As a percentage of sales, research and development expenses were 7.0% of sales in the third quarters of fiscal years 2000 and 1999. The increase in the overall level of expenditures is due to investments in new product development as well as the inclusion of the operating results of the acquisition of Datasonics, Inc. in August 1999 which were not included in the results of the third quarter of fiscal year 1999. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $126 in the third quarter of fiscal year 2000 as a result of the acquisition of substantially all of the assets of Datasonics, Inc. in August 1999.

Interest Income. Interest income decreased to $20 in the third quarter of fiscal year 2000 as compared to $44 in the third quarter of fiscal year 1999. The decrease in interest income was a result of lower invested cash balances, due in part to the acquisition of Datasonics, Inc.

Interest Expense. Interest expense was $97 in the third quarter of fiscal year 2000. There was no interest expense in the third quarter of fiscal year 1999. The increase in interest expense dollars was a result of the bank loan made in August 1999 to finance the acquisition of Datasonics, Inc.

Provision for Income Taxes. The provision for income taxes decreased to $67 in the third quarter of fiscal year 2000 as compared to $176 in the third quarter of fiscal year 1999. The effective tax rate used in the third quarters of fiscal years 2000 and 1999 was 30.0%. The rate used in the third quarters of fiscal years 2000 and 1999 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations - First three quarters of fiscal year 2000 compared with the first three quarters of fiscal year 1999.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                                 Thirty-Nine Weeks Ended
                                                     June 30, 2000                      June 30, 1999
                                                   -----------------                  -----------------
Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               57.3%                              57.1%
                                                     ------------                       ------------
Gross Profit                                                42.7%                              42.9%
Selling, General & Administrative Expenses                  26.4%                              25.3%
Research and Development Expenses                            8.1%                               7.4%
Amortization of Goodwill and
   Other Acquired Intangibles                                2.4%                                 --
                                                     ------------                       ------------
Income from Operations                                       5.8%                              10.2%
Interest Income                                               .4%                                .9%
Interest Expense                                            (1.9)%                                --
                                                     ------------                       ------------
Income Before Provision for Income Taxes                     4.3%                              11.1%

Provision for Income Taxes                                   1.3%                               3.4%
                                                     ------------                       ------------
Net Income                                                   3.0%                               7.7%
                                                     ============                       ============

Sales. Net sales increased by 21.1% in the first three quarters of fiscal year 2000 to $15,652 as compared to $12,926 in the first three quarters of fiscal year 1999. Sales of the Undersea Systems Division increased by 16.7% to $11,370 in the first three quarters of fiscal year 2000 as compared to $9,744 in the first three quarters of fiscal year 1999. The increase resulted mainly from the inclusion of the sales of the product lines acquired from Datasonics, Inc. in August 1999, which were not in the results of the first three quarters of fiscal year 1999, and reduced sales of hydrophones and remotely operated vehicles (ROV's) in the first three quarters of fiscal year 2000 as compared to the first three quarters of fiscal year 1999. Sales of the Container Inspection Systems Division increased by 34.6% to $4,282 in the first three quarters of fiscal year 2000 as compared to $3,182 in the first three quarters of fiscal year 1999. The increase resulted largely from the timing of customer orders.

Gross Profit. Gross Profit increased by 20.6% to $6,686 for the first three quarters of fiscal year 2000 as compared to $5,542 for the first three quarters of fiscal year 1999. As a percentage of sales, gross profit was 42.7% in the first three quarters of fiscal year 2000 as compared to 42.9% in the first three quarters of fiscal year 1999. The decrease in gross profit percentage is attributed primarily to product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 26.4% to $4,133 for the first three quarters of fiscal year 2000 as compared to $3,269 in the first three quarters of fiscal year 1999. As a percentage of sales, selling, general and administrative expenses increased to 26.4% in the first three quarters of fiscal year 2000 as compared to 25.3% for the first three quarters of fiscal year 1999. The increase in selling, general, and administrative expenses in dollars and in percentage of sales is a result of the inclusion of expenses related to the acquisition of Datasonics, Inc. in August 1999, which were not in the results of the first three quarters of fiscal year 1999, and other corporate expenses.

Research and Development Expenses. Research and development expenses increased 32.2% to $1,270 for the first three quarters of fiscal year 2000 as compared to $961 in the first three quarters of fiscal year 1999. As a percentage of sales, research and development expenses increased to 8.1% of sales in the first three quarters of fiscal year 2000 from 7.4% in the first three quarters of fiscal year 1999. The increase in the overall level of expenditures and percentage to sales is due to investments in new product development as well as the inclusion of the operating results of the acquisition of Datasonics, Inc. in August 1999 which were not included in the results of the first three quarters of fiscal year 1999. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $380 in the first three quarters of fiscal year 2000 as a result of the acquisition of substantially all of the assets of Datasonics, Inc. in August 1999.

Interest Income. Interest income decreased to $61 in the first three quarters of fiscal year 2000 as compared to $118 in the first three quarters of fiscal year 1999. The decrease in interest income was a result of lower invested cash balances, due in part to the acquisition of Datasonics, Inc.

Interest Expense. Interest expense was $302 in the first three quarters of fiscal year 2000. There was no interest expense in the first three quarters of fiscal 1999. The increase in interest expense dollars was a result of the bank loan made in August 1999 to finance the acquisition of Datasonics, Inc.

Provision for Income Taxes. The provision for income taxes decreased to $199 in the first three quarters of fiscal year 2000 as compared to $429 in the first three quarters of fiscal year 1999. The effective tax rate used in the first three quarters of fiscal years 2000 and 1999 was 30.0%. The rate used in the first three quarters of fiscal years 2000 and 1999 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $1,536 from September 30, 1999 to June 30, 2000. Cash of $12 was used in operating activities. Inventories provided $252 as inventory reduction efforts continued to be successful. Accounts receivable increased by $1,210 as a result of increased shipments and higher shipments in the latter part of the third quarter. Accounts payable and accrued expenses used $833 as a result of profit sharing payments and inventory reduction. Cash of $958 was used in investing activities. Purchases of plant and equipment used $686 and other assets (including goodwill) used $272. Financing activities used $566 as payments of $589 were made on the long term debt used to finance a portion of the Datasonics acquisition in August 1999. The Company has a $2,000 secured line of credit with a bank expiring on January 31, 2001. At June 30, 2000 there were no amounts outstanding under this line of credit. The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand, current earnings and available credit facilities.

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


                                                  BENTHOS, INC

                                           By  /s/ Francis E. Dunne, Jr.
                                               Francis E. Dunne, Jr.
                                      Vice President, Chief Financial Officer
                                                   and Treasurer
                                   (Principal Financial and Accounting Officer)
DATE: August 8, 2000

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

               10.1          Employment Contract with Samuel O. Raymond (1)

               10.2          Amendment to Employment Contract with Samuel
                             O. Raymond (2)

               10.3          Employment Contract with John L. Coughlin (1)

               10.4          Amended and Restated Employment Agreement with
                             John L. Coughlin (10)

               10.5          Employment Agreement with Francis E. Dunne,
                             Jr.

               10.6          Employee Stock Ownership Plan (1)

               10.7          First Amendment to Employee Stock Ownership
                             Plan (2)

               10.8          Second Amendment to Employee Stock Ownership
                             Plan (8)

               10.9          Third Amendment to Employee Stock Ownership
                             Plan (8)

               10.10         Fourth Amendment to Employee Stock Ownership
                             Plan

               10.11         Fifth Amendment to Employee Stock Ownership
                             Plan

               10.12         401(k) Retirement Plan (1993)(1)


               Exhibit
               -------

               10.13         First Amendment to 401(k) Retirement Plan (2)

               10.14         Second Amendment to 401(k) Retirement Plan (2)

               10.15         Third Amendment to 401(k) Retirement Plan (3)

               10.16         401(k) Retirement Plan (1999)(8)

               10.17         First Amendment to 1999 401(k) Retirement Plan

               10.18         Second Amendment to 1999 401(k) Retirement
                             Plan

               10.19         Supplemental Executive Retirement Plan (1)

               10.20         1990 Stock Option Plan (1)

               10.21         Stock Option Plan for Non-Employee Directors (1)

               10.22         1998 Non-Employee Directors' Stock Option Plan (4)

               10.23         Benthos, Inc. 2000 Stock Incentive Plan (9)

               10.24         License Agreement between the Company and The
                             Penn State Research Foundation dated December
                             13, 1993 (1)

               10.25         Technical Consultancy Agreement between the
                             Company and William D. McElroy dated July 12,
                             1994 (1)

               10.26         Technical Consultancy Agreement between the
                             Company and William D. McElroy dated October
                             1, 1996 (3)

               10.27 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

               10.28 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September
                             24, 1990, as amended (1)

               10.29         Commercial Mortgage Loan Extension and
                             Modification Agreement between the Company


               Exhibit
               -------
                             and Cape Cod Bank and Trust Company, dated
                             July 6, 1994 (1)

               10.30         Credit Agreement between the Company and Cape
                             Cod Bank and Trust Company dated August 18,
                             1999 (8)

               10.31         License Agreement between the Company and
                             Optikos Corporation dated July 29, 1997 (3)

               10.32         Hydrophone License Agreement between the
                             Company and Syntron, Inc. dated December 5,
                             1996 (6)

               10.33         Amendment Number 1 to Hydrophone License
                             Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

               10.34         Asset Purchase Agreement among Benthos, Inc.,
                             Datasonics, Inc., and William L. Dalton and
                             David A. Porta (7)

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