Form 10KSB
period 2000-09-30
BENTHOS INC
filed 2000-12-26
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                        ------------------------------

                                  FORM 10-KSB

(Mark One)

   [X] Annual report under Section 13 of 15(d) of the Securities Exchange Act of 1934



            For the Fiscal Year Ended September 30, 2000

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transitional period from _______ to ________

Commission File No. 0-029024

                                 BENTHOS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


              Massachusetts                           04-2381876
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


49 Edgerton Drive, No. Falmouth, Massachusetts                  02556
------------------------------------------------          -----------------
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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant had total operating revenues of $20,553,000 for its most recent fiscal year ended September 30, 2000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 11, 2000, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $6.875 per share was $7,088,778. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           1,383,102 Shares of Common Stock, as of December 11, 2000

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Benthos, Inc. (the "Company") was founded in 1962 to act as a manufacturer of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 38 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division.

     Historically, the Company has focused its efforts on the Undersea Systems marketplace with particular emphasis placed on the military and government markets. Early in the 1990's, funding for these markets declined and the Company's sales to these markets suffered a corresponding reduction. As a result, the Company shifted its priorities to business development efforts in commercial markets. These markets include the geophysical industry, where the Company's hydrophone products are used in the search for oil and gas deposits offshore, as well as the scientific research, nuclear inspection and environmental markets. Also as a result of these efforts, added resources were applied to the Company's Container Inspection Systems Division. A series of new products was introduced and these products gained rapid acceptance into major market segments such as the beer and beverage markets. The Company plans to continue its emphasis on these markets in the future independent of any recovery in the levels of government funding for the military market.

     In August, 1999, the Company acquired substantially all of the assets of Datasonics, Inc., a manufacturer of acoustic-based oceanographic products. The Datasonics product lines are complementary to the Company's traditional undersea products and are sold to many of the same customers and through substantially the same product distribution system. The Company has completed the process of integrating the business acquired from Datasonics into its current operations.

     The Company's wholly-owned subsidiary, Benthos International, Inc. acts as a foreign sales corporation (FSC) for the Company's foreign sales. It has no substantial assets, liabilities or income.

Undersea Systems Division

     The Company's Undersea Systems Division designs, develops, manufacturers and sells products and services used in oceanographic and underwater environments. The markets for these products include oceanographic research, oil and gas exploration and production, hydrographic survey, nuclear power generation, and underwater relocation, marking and navigation. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, optical imaging systems (including video, 35mm and digital still cameras), hydrophones used for geophysical exploration and sound detection, remotely operated vehicles for inspection and light work tasks and glass flotation products used to house instruments and to provide buoyancy. The product lines acquired from Datasonics include side scan sonars and sub bottom profilers used for seabed imaging, acoustic modems used to transmit digital data underwater, and acoustic pingers used to locate and mark objects lost underwater such as aircraft flight data and voice recorders. The Company's undersea products are generally marketed under the trade name "Benthos." The Company may also continue to use the "Datasonics" name for certain products.

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

     c.   PBI-100

     The PBI-100 was introduced during fiscal year 2000. This system utilizes a side transport conveyor to apply a uniform force to a container. During transport, the container is monitored by one or more sensors. The sensor's output is analyzed using algorithms developed by the Company to determine if the package has a detectable defect. The PBI-100 is used to test package integrity on products such as household and industrial chemicals, pharmaceuticals packaged in flexible packages, personal health care products and food and beverages packaged in flexible packages.

     d. Ray TRAK

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

     e.   TapTone-500

     During fiscal year 2000 the Company completed development of the TapTone-500, early versions of which were introduced in fiscal year 1999. The TapTone-500 is a universal inspection controller that replaces earlier products such as the TapTone II and the Turbo Tracker. The TapTone-500 offers several improvements over earlier products and is designed to accept a wide variety of inspection sensors as inputs. During the fiscal year, the Company completed versions of the TapTone-500 that accept acoustic sensor inputs and x-ray fill level sensor inputs.

2.   Distribution and Marketing Methods

     The Undersea Systems Division and the Container Inspection Systems Division market their products through an international network of independent sales representatives and distributors. The Container Inspection Systems Division also utilizes direct salespersons for certain territories in the United States. Sales representatives and distributors are located in North America, South America, Europe, the Far East, Africa and Australia. Domestic and international customers may also order the Company's products directly from its headquarters in Massachusetts. Both divisions of the Company participate in a number of trade shows and exhibitions around the world. The Company also maintains an internal staff of trained sales and marketing personnel with experience and expertise in the markets served by the Company.

3.   New Products.

     During fiscal year 2000 the Company introduced several new products. These are:

     . The PBI-100 inspection system which is designed for leak detection and package integrity verification for flexible packages such as plastic bottles, pouches and tubes.

     . The TapTone-500 universal inspection controller was completed. During the year, TapTone-500 versions for acoustic leak detection and x-ray fill level inspection were completed.

     . The Model 867 shallow water transponding release was introduced. This acoustic release provides improvements over the earlier Model 875 release, including a responding function.

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

6.   Dependence on Major Customers

     Although the Company has a number of major customers, during fiscal 2000, no single customer represented more than 10% of the Company's total revenue.

7.   Patents, Trademarks and Other Agreements

     The Company possesses several patents pertaining to the design and manufacture of its products. Several names utilized by the Company are also trademarked. It is the Company's policy to seek patent protection on products and designs that it considers important to its future. However, the Company believes that quality and technical superiority, rather than patent protection, are the most important criteria for its future success. The Company does not license any of its patents or designs to others at this time. The Company is currently a licensee under a non-exclusive license pertaining to the design of its seismic hydrophone product from The Penn State Research Foundation. The Company is also a licensee under an exclusive agreement with Sercel, Inc. for a patent pertaining to the design of the Company's GeoPoint hydrophone product.

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

     During fiscal 2000, 16% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

9.   Effect of Government Regulations

     The Company is not aware of any government regulations or pending legislation that would adversely affect the future sales of its products.

10.  Research and Development

     The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $1,239,000, $1,363,000 and $1,607,000 for the fiscal years ended September 30, 1998, 1999 and 2000, respectively. In addition, the Company has an ongoing technical consulting agreement with William D. McElroy, an expert in undersea acoustics.

11.  Environmental Protection Regulations

     The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.  Employees

     As of September 30, 2000, the Company employed 122 full-time individuals, 27 of whom were engaged in research and development, 61 in manufacturing and 34 in sales, marketing and administrative positions. Of the 122 full-time employees, eight are employed on a temporary basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

     In connection with the Datasonics acquisition, the Company leased two buildings in the Cataumet section of Bourne, Massachusetts, containing 20,000 square feet of space used for office, administration and manufacturing. These leases expired August 19, 2000 and the Company has relocated the Datasonics operations to its North Falmouth headquarters.

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

     Quarter Ended               High         Low

     December 31, 1998           7.00        4.63
     March 31, 1999              7.31        6.00
     June 30, 1999              10.00        6.00
     September 30, 1999          9.44        8.00
     December 31, 1999           9.50        7.50
     March 31, 2000              9.44        7.50
     June 30, 2000               8.38        7.00
     September 30, 2000          8.88        7.06

     As of December 15, 2000, there were approximately 273 holders of record of the Company's Common Stock.

     The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

     The Company did not issue any equity securities during the fiscal year ended September 30, 2000 that were not registered under the Securities Act of 1933, other than the issuance of 8,738 shares of Common Stock to the Benthos, Inc. Employee Stock Ownership Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Overview

     The Company was founded in 1962 to act as a manufacturer of oceanographic products. Over the last 38 years, the Company has developed and acquired new technology and products. Currently, the

Company consists of two distinct divisions: the Undersea Systems Division and the Container Inspection Systems Division. The Container Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

     On August 19, 1999, the Company acquired substantially all of the assets of Datasonics, Inc., a manufacturer of underwater acoustic products, including side scan sonar systems, acoustic relocation devices, high-speed underwater acoustic modems and data telemetry systems. The sales and income from the acquired business are included in the Company's results of operations for the last six weeks of fiscal 1999 and for the full year of fiscal 2000. The businesses have been completely integrated during fiscal 2000.

Results of Operations

     The following table presents, for the periods indicated, certain consolidated statements of income data. The Company has reclassified certain prior year information to conform with the current year's presentation.


                                             Year Ended
                                            September 30,
                                    ----------------------------
                                    2000      1999      1998
                                    ----      ----      ----
                                          (In Thousands)

Net sales                           $20,553   $17,248   $14,038

Cost of sales                        12,080     9,801     7,529
                                    -------   -------   -------

Gross profit                          8,473     7,447     6,509
Selling, general and
  administrative expenses             5,289     4,347     4,374
Research and development
  expenses                            1,607     1,363     1,239
Amortization of goodwill
  and other acquired intangibles        507        38        --
In-process research and
  development                            --       750        --
                                    -------   -------   -------
Income from operations                1,070       949       896
Interest income                          78       176       165
Interest expense                       (402)      (49)      (41)
                                    -------   -------   -------
Income before provision
  for income taxes                      746     1,076     1,020

Provision for income taxes              224       248       305
                                    -------   -------   -------

Net income                          $   522   $   828   $   715
                                    =======   =======   =======


   The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to net sales.

                                        Year Ended
                                       September 30,
                                    -------------------
                                    2000   1999    1998
                                    ----   ----   -----
Net sales                          100.0%  100.0%  100.0%

Cost of sales                       58.8    56.8    53.6
                                    ----    ----   -----

Gross profit                        41.2    43.2    46.4
Selling, general and
  administrative expenses           25.7    25.2    31.2
Research and development
  expenses                           7.8     7.9     8.8
Amortization of goodwill
  and other acquired intangibles     2.5      .2      --
In-process research and
  development                         --     4.4      --
                                    ----    ----   -----
Income from operations               5.2     5.5     6.4
Interest income                       .4     1.0     1.2
Interest expense                    (2.0)   (0.3)   (0.3)
                                    ----    ----   -----
Income before provision for
  income taxes                       3.6     6.2     7.3
Provision for income taxes           1.1     1.4     2.2
                                    ----    ----   -----

Net income                           2.5%    4.8%    5.1%
                                    ====    ====   =====

Years Ended September 30, 2000 and 1999.

Sales. Total Sales increased 19.1% to $20,553,000 for fiscal year 2000 as compared to $17,248,000 for fiscal year 1999. Sales of the Undersea Systems Division increased by 25.1% to $15,226,000 for fiscal year 2000 as compared to $12,174,000 for fiscal year 1999. This increase resulted primarily from the inclusion of a full year of sales of the Datasonics product lines in fiscal year 2000 as compared to approximately six weeks' sales of these products in fiscal year 1999. This represented approximately $ 8,133,000 of sales in fiscal year 2000 as compared to $511,000 of sales in fiscal year 1999. This increase was partially offset by decreases in sales of the Company's traditional Undersea Systems Division products, which include the geophysical hydrophone (used for offshore oil exploration) and remotely operated vehicle (ROV) product lines. Sales by the Container Inspection Systems Division increased by 5.0% to $5,327,000 for fiscal year 2000 as compared to $5,074,000 for fiscal year 1999. The increase was attributable to new products.

Gross Profit. Gross Profit increased by 13.8% to $8,473,000 for fiscal year 2000 as compared to $7,447,000 for fiscal year 1999. As a percentage of sales, gross profit for fiscal year 2000 was 41.2% as compared to 43.2% for fiscal year 1999. The decrease in the gross profit percentage is a result of an increased shift in product mix towards Undersea Systems Division products which have lower margins than Container Inspection Systems Division products.

Selling, General, and Administrative Expenses.   Selling, general, and
administrative expenses increased 21.6% to $5,289,000 for fiscal year 2000 as compared to $4,347,000 for fiscal year 1999. The increase in these expenses was a result of increases in overall Company expenses, selling expenses, and commission expenses relating to both increased sales volume and product mix and inclusion of a full year of operations of the product lines acquired from Datasonics in August 1999. As a percentage of sales, selling, general and administrative expenses increased to 25.7% for fiscal year 2000 and compared to 25.2% for fiscal year 1999.

Research and Development Expenses. Research and development expenses increased 17.9% to $1,607,000 for fiscal year 2000 as compared to $1,363,000 for fiscal year 1999. As a percentage of sales, research and development expenses were 7.8% for fiscal year 2000 as compared to 7.9% for fiscal year 1999. Although the total amount of research and development expenses increased in fiscal 2000, consistent with the Company's plans and with the inclusion of a full year of the product lines acquired from Datasonics in August 1999, the percentage of sales represented by those expenses decreased slightly as a result of increased sales volume.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased to $507,000 for fiscal year 2000 as compared to $38,000 for fiscal year 1999. As a percentage of sales, amortization of goodwill and other acquired intangibles was 2.5% for fiscal year 2000 as compared to 0.2% for fiscal year 1999. The increase in dollars and percentage of sales relates to inclusion in fiscal year 2000 of a full year of amortization of goodwill and other acquired intangibles related to the Datasonics acquisition, compared to approximately six weeks of amortization in fiscal year 1999.

In-Process Research and Development. In fiscal year 1999, the Company recorded a charge of $750,000 for in-process research and development for projects that did not have future alternative uses in connection with the Datasonics acquisition, recorded under the purchase method of accounting. As of September 30, 2000, the Company had either completed development or decided to discontinue its development efforts related to the six research and development programs acquired from Datasonics in 1999. There were no acquisitions in fiscal year 2000 and no amounts were charged to in-process research and development in fiscal year 2000.

Interest Income. Interest income decreased to $78,000 for fiscal year 2000 as compared to $176,000 for fiscal year 1999. This decrease resulted from lower invested cash balances.

Interest Expense. Interest expense was $402,000 for fiscal year 2000 as compared to $49,000 from fiscal year 1999. The increase was a result of a full year of interest in fiscal year 2000 on the $5.5 million term loan made in August 1999 in connection with the Datasonics acquisition, as compared to six weeks of interest on that loan in fiscal year 1999.

Provision For Income Taxes. The provision for income taxes decreased to $224,000 for fiscal year 2000 as compared to $248,000 for fiscal year 1999. The effective tax rate for fiscal year 2000 was 30.0% as compared to 23.0% in fiscal year 1999. The rate used in fiscal year 2000 is lower than the statutory rate due to benefits from the Company's foreign sales corporation and other state tax credits.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.6% to $4,347,000 for fiscal year 1999 as compared to $4,374,000 for fiscal year 1998. The minor decrease in these expenses was a result of increases in overall Company expenses coinciding with the increased sales volume which were offset by decreases in selling expenses related to expense control and a reduction in commission expenses due to product mix. As a percentage of sales, selling, general and administrative expenses decreased to 25.2% for fiscal year 1999 as compared to 31.2% for fiscal year 1998.

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

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $38,000 for fiscal year 1999 as a result of the acquisition of substantially all of the assets of the Datasonics, Inc. in August 1999.

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

     As of September 30, 2000 the Company had cash and cash equivalents of $1,474,000 compared to a balance of $2,930,000 on September 30, 1999. Operating income for the fiscal year ended September 30, 2000 was $1,070,000 as compared to $949,000 for the fiscal year ended September 30, 1999. Accounts receivable increased by $1,016,000 mainly as a result of higher sales in the final quarter of fiscal year 2000. Inventories increased by $180,000 to support future shipments. Deferred tax assets increased by $55,000 as a result of an increase in refundable income taxes. Accounts payable decreased by $132,000 as the Company made payments of assumed liabilities related to the Datasonics acquisition. Accrued expenses decreased by $582,000 as transaction costs and other items relating to the Datasonics acquisition were paid, offset by lower profit sharing expenses and an increase in current income taxes payable. Net cash provided by operating activities decreased to $28,000 for fiscal year 2000 as compared to $1,588,000 for fiscal year 1999.

     In the fiscal year ended September 30, 2000, the Company used $795,000 for investing activities. Of this total, $589,000 was used to purchase property, plant, and equipment and $113,000 represents cash paid in connection with the Datasonics acquisition.

     Cash used in financing activities for the fiscal year ended September 30, 2000 was $689,000. Included in this were payments on a note payable of $786,000, offset by $23,000 from the exercise of stock options, and $74,000 from the sale of treasury stock to the ESOP.

     The Company has a secured line of credit for $2,000,000. As of September 30, 2000, the Company had no outstanding advances against the line of credit.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives' fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allow derivative gains or losses to offset related results on the hedged item in the income statement and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect that such adoption will have an impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - An Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in certain situations, as defined. Interpretation No. 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The adoption of Interpretation No. 44 did not have a material effect on the Company's consolidated results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin.

Prospects for the Future

The Company will continue to pursue opportunities for growth. These include investments in product development, acquisition of compatible product lines and companies, licensing arrangements and geographical market development.

Undersea Systems Division

During 1999, the Company acquired the assets of Datasonics. This added several product lines and allowed the Company to participate in new undersea markets. In the future, the Company intends to invest in further development of these product lines and markets. For example, the Company is currently funding development of new products that will extend its capabilities in the undersea survey market.

The Company believes that the market for underwater data telemetry is an emerging market and will continue to fund development of its underwater acoustic modem products. Development of this technology is also being funded by government research contracts from ONR (Office of Naval Research) and SPAWAR (Strategic Space and Warfare Center).

The Company serves several segments of the undersea market including oil and gas seismic exploration, scientific research, military, survey and offshore oil and gas production. These market segments experience periodic expansion and, occasionally, contraction as a result of economic cycles, market fluctuation in oil prices, changes in government funding, etc.

Container Inspection Systems Division

The Container Inspection Systems Division serves the beer, beverage, food packaging, chemical and pharmaceutical markets. There are common trends in these markets that are favorable to the future growth of the Container Inspection Systems Division. These include a focus on quality control, the need to improve process yield and efficiency, and an increased awareness of product liability exposure.

The Company has maintained a steady investment in new product development. As a result, the Company has introduced new products that expand the capabilities of its existing inspection systems and open up new markets. The Company intends to continue this strategy of product line expansion and extension and development of new package inspection market segments.

The Company is not aware of any technology trends or changes in competitive environment that would adversely affect the sales of its products within the industry segments that it serves.

Profit Margins

Overall

     Overall profit margins on the Company's products are influenced by the relative mix of sales between the Undersea Systems Division and the Container Inspection Systems Division. For the fiscal year ended September 30, 2000, sales of the Undersea Systems Division increased to 74% of total Company sales as compared to 71% for the prior fiscal year, while sales of the Container Inspection Systems Division decreased to 26% of total Company sales as compared to 29% for the prior fiscal year. The increase in sales from fiscal year 1999 to fiscal year 2000 was 25% for the Undersea Systems Division and 5% for the Container Inspection Systems Division. This resulted in an overall gross profit for the Company of 41.2% for the fiscal year ended September 30, 2000 as compared to 43.2% for the fiscal year ended September 30, 1999.

Undersea Systems Division

     Gross profit margins on Undersea Systems Division products average approximately 37.5%. Gross margins on this segment of the business can very depending on the relative mix of products shipped in any time period and the timing of large single project shipments. The Company expects that the relative mix of products will remain approximately stable and does not expect the average gross profit margin to be adversely affected. It is possible that the startup costs associated with new products could affect gross margins temporarily. However, the Company is not aware of other market trends, cost changes or competitive pressures that would adversely affect gross profit margins within its existing product lines.

Container Inspection Systems Division

     Gross profit margins on Container Inspection Systems Division products average approximately 52.4%. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. It is possible that increased competition will result in an overall reduction of selling prices and associated profit margins. The Company is not aware of any technological trends or marketplace trends which would adversely affect gross margins on these product lines.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III

     The information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement for its 2001 annual meeting of stockholders to be filed with the Commission in accordance with Rule 14a-101, Schedule 14A, on or before January 28, 2001.

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

Date: December 19, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JOHN L. COUGHLIN                President, Chief Executive       December 19, 2000
-------------------------
John L. Coughlin                  Officer and Director



FRANCIS E. DUNNE, JR.           Vice President, Chief            December 19, 2000
-------------------------
Francis E. Dunne, Jr.             Financial Officer and
                                  Treasurer (principal
                                  financial and
                                  accounting officer)

STEPHEN D. FANTONE              Chairman of the Board of
-------------------------
Stephen D. Fantone              Directors                        December 22, 2000



SAMUEL O. RAYMOND               Director                         December 20, 2000
-------------------------
Samuel O. Raymond


A. THEODORE MOLLEGEN, JR.       Director                         December 22, 2000
-------------------------
A. Theodore Mollegen, Jr.


THURMAN F. NAYLOR               Director                         December 20, 2000
-------------------------
Thurman F. Naylor

GARY K. WILLIS                  Director                         December 20, 2000
-------------------------
Gary K. Willis


ARTHUR L. FATUM                 Director                         December 20, 2000
-------------------------
Arthur L. Fatum

BENTHOS, IMC. AND SUBSIDIARY

Consolidated Financial Statements
as of September 30, 2000 and 1999
Together with Auditors' Report

Report of Independent Public Accountants                               F-1

Consolidated Balance Sheets as of September 30, 2000 and 1999          F-2

Consolidated Statements of Income for the Years Ended
September 30, 2000, 1999, 1998                                         F-3

Consolidated Statements of Stockholders' Investment for
the Years Ended September 30, 2000, 1999, 1998                         F-4

Consolidated Statements of Cash Flows for the Years
Ended September 30, 2000, 1999, 1998                                   F-5

Notes to Consolidated Financial Statements                             F-6

Report of Independent Public Accountants

To Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 2000 and 1999 and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of Benthos, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.


Boston, Massachusetts
November 6, 2000

BENTHOS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share and per share data)

ASSETS                                                                                         September 30,
                                                                                               2000      1999
Current Assets:
 Cash and cash equivalents                                                                   $ 1,474    $ 2,930
 Accounts receivable, less reserves of $220 at September 30, 2000 and 1999                     3,448      2,432
 Inventories                                                                                   4,974      4,794
 Prepaid expenses and other current assets                                                       159        734
 Deferred tax asset                                                                            1,354      1,299
                                                                                             -------    -------

     Total current assets                                                                     11,409     12,189
                                                                                             -------    -------

Property, Plant and Equipment, at cost:
 Land                                                                                            127        127
 Buildings and improvements                                                                    2,248      1,876
 Equipment and fixtures                                                                        3,698      3,464
 Demonstration equipment                                                                       1,157      1,174
                                                                                             -------    -------

                                                                                               7,230      6,641

 Less--Accumulated depreciation                                                                5,270      4,862
                                                                                             -------    -------

                                                                                               1,960      1,779
                                                                                             -------    -------

Other Assets, net                                                                              4,496      4,819
                                                                                             -------    -------

                                                                                             $17,865    $18,787
                                                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
 Current maturities of long-term debt                                                        $   786    $   786
 Accounts payable                                                                              1,160      1,292
 Accrued expenses                                                                              1,729      2,311
 Customer deposits                                                                               350        391
                                                                                             -------    -------

     Total current liabilities                                                                 4,025      4,780
                                                                                             -------    -------

Long-term debt, net of current maturities                                                      3,863      4,649
                                                                                             -------    -------

Commitments and Contingencies (Note 9)

Stockholders' Investment:
 Common stock, $0.06 2/3 par value-
  Authorized--7,500,000 shares
  Issued--1,652,831 and 1,649,081 shares at September 30, 2000 and 1999, respectively            110        110
 Capital in excess of par value                                                                1,569      1,546
 Retained earnings                                                                             8,959      8,437
 Treasury stock, at cost                                                                        (661)      (735)
                                                                                             -------    -------

     Total stockholders' investment                                                            9,977      9,358
                                                                                             -------    -------

                                                                                             $17,865    $18,787
                                                                                             =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARY

Consolidated Statements of Income

(in thousands, except share and share data)

                                                                         -------Year Ended September 30,-----
                                                                             2000         1999         1998
Net Sales                                                                $   20,553   $   17,248   $   14,038

Cost of Sales                                                                12,080        9,801        7,529
                                                                         ----------   ----------   ----------

     Gross profit                                                             8,473        7,447        6,509

Selling, General and Administrative Expenses                                  5,289        4,347        4,374

Research and Development Expenses                                             1,607        1,363        1,239

Amortization of Goodwill and Other Acquired Intangibles                         507           38            -

In-Process Research and Development                                               -          750            -
                                                                         ----------   ----------   ----------

     Income from operations                                                   1,070          949          896

Interest Income                                                                  78          176          165

Interest Expense                                                               (402)         (49)         (41)
                                                                         ----------   ----------   ----------

     Income before provision for income taxes                                   746        1,076        1,020

Provision for Income Taxes                                                      224          248          305
                                                                         ----------   ----------   ----------

     Net income                                                          $      522   $      828   $      715
                                                                         ==========   ==========   ==========

Basic Earnings per Share                                                      $0.38        $0.61        $0.54
                                                                         ==========   ==========   ==========

Diluted Earnings per Share                                                    $0.37        $0.60        $0.52
                                                                         ==========   ==========   ==========

Weighted Average Number of Shares Outstanding                             1,376,158    1,355,291    1,314,323
                                                                         ==========   ==========   ==========

Weighted Average Number of Shares Outstanding, assuming dilution          1,415,356    1,386,796    1,387,130
                                                                         ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholder's Investment

(in thousands, except share and per share data)



                                         Common Stock                Capital in              Treasury Stock, at cost      Total
                                    Number of      $0.06 2/3 Par    Excess of Par  Retained   Number of                Stockholders'
                                     Shares            Value           Value       Earnings    Shares      Amount       Investment

Balance, September 30, 1997      1,586,081            $106               $1,270     $6,894       294,948     $(847)        $7,423

 Sale of treasury stock                  -               -                    -          -        (3,823)       70             70

 Exercise of stock options,
     including tax benefit          48,750               3                  232          -             -         -            235


 Net income                              -               -                    -        715             -         -            715
                                 ---------       ---------            ---------    -------      --------    ------       --------

Balance, September 30, 1998      1,634,831             109                1,502      7,609       291,125      (777)         8,443

 Sale of treasury stock                  -               -                    -          -        (8,592)       42             42

 Exercise of stock options          14,250               1                   44          -             -         -             45

 Net income                              -               -                    -        828             -         -            828
                                 ---------       ---------            ---------    -------      --------    ------       --------

Balance, September 30, 1999      1,649,081             110                1,546      8,437       282,533      (735)         9,358

 Sale of treasury stock                  -               -                    -          -        (8,738)       74             74

 Exercise of stock options           3,750               -                   23          -             -         -             23

 Net income                              -               -                    -        522             -         -            522
                                 ---------       ---------            ---------    -------      --------    ------       --------

Balance, September 30, 2000      1,652,831            $110               $1,569     $8,959       273,795     $(661)        $9,977
                                 =========       ==========           =========    =======      ========    ======       ========


The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)


                                                         ------------------Year Ended September 30,------------------
                                                                            2000      1999      1998
Cash Flows from Operating Activities:
 Net income                                                              $   522   $   828    $  715
 Adjustments to reconcile net income to  net cash provided by operating activities:
  Write-off of acquired in-process research and development                    -       750         -
  Depreciation and amortization                                              937       512       350
  Deferred income taxes                                                      (55)     (648)     (135)
  Changes in assets and liabilities, net of effect from acquisition of
   Datasonics, Inc.:
   Accounts receivable                                                    (1,016)      355       561
   Inventories                                                              (180)     (919)     (730)
   Prepaid expenses and other current assets                                 575       (75)      (27)
   Accounts payable and accrued expenses                                    (714)      631       265
   Customer deposits                                                         (41)      154        96
                                                                         -------   -------    ------

     Net cash provided by operating activities                                28     1,588     1,095
                                                                         -------   -------    ------

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                                  (589)     (181)     (215)
 (Increase) decrease in other assets                                         (93)      221      (380)
 Net cash paid in connection with the Datasonics, Inc. acquisition          (113)   (6,729)        -
                                                                         -------   -------    ------

     Net cash used in investing activities                                  (795)   (6,689)     (595)
                                                                         -------   -------    ------

Cash Flows from Financing Activities:
 Payments on note payable                                                   (786)      (65)        -
 Sale of treasury stock                                                       74        42        70
 Exercise of stock options, net of tax benefit                                23        45       101
 Borrowings of long-term debt                                                  -     5,500         -
 Payments on long-term debt, net                                               -         -      (825)
                                                                         -------   -------    ------

     Net cash (used in) provided by financing activities                    (689)    5,522      (654)
                                                                         -------   -------    ------

Net (Decrease) Increase in Cash and Cash Equivalents                      (1,456)      421      (154)

Cash and Cash Equivalents, beginning of year                               2,930     2,509     2,663
                                                                         -------   -------    ------

Cash and Cash Equivalents, end of year                                   $ 1,474   $ 2,930    $2,509
                                                                         =======   =======    ======

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the year                                           $   403   $    35    $   41
                                                                         =======   =======    ======
 Income taxes paid during the year, net of refunds                       $   218   $   376    $  (38)
                                                                         =======   =======    ======

Supplemental Disclosure of Noncash Activities:
 Tax benefit for exercise of stock options                               $     -   $     -    $  134
                                                                         =======   =======    ======

Supplemental Disclosure of Cash Flows Related to Acquisition:
 In connection with the acquisition of Datasonics, Inc. (see Note 2), the following transactions occurred:
  Fair value of assets acquired                                          $   113   $ 7,749    $    -
  Liabilities assumed                                                          -    (1,020)        -
                                                                         -------   -------    ------

     Cash paid, including $675 for direct costs of acquisition           $   113   $ 6,729   $     -
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

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Benthos International Inc., a foreign sales corporation. All material intercompany transactions and balances have been eliminated in consolidation.

     (b)  Use of Estimates

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

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 2000 and 1999:

                                               2000            1999

                   Raw materials             $  423          $  891
                   Work-in-process            4,538           3,861
                   Finished goods                13              42
                                             ------          ------

                                             $4,974          $4,794
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



                   Asset Classification          Estimated
                                                Useful Life

                 Buildings and improvements     15-33 years
                 Equipment and fixtures             5 years
                 Demonstration equipment            3 years

(f)  Intangible Assets

     The Company assesses the realizability of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of September 30, 2000.

     Intangible assets, resulting from the Datasonics acquisition (see Note 2), are included in other assets on the face of the consolidated balance sheets and are amortized on a straight-line basis based on their estimated lives, as follows:

                                      Estimated            September 30,
                                        Life             2000         1999
      Developed technology               6 years       $1,430       $1,430
      Assembled workforce                6 years          200          200
      Goodwill                          13 years        3,011        2,898
                                                       ------       ------

                                                        4,641        4,528

      Less--Accumulated amortization                      544           38
                                                       ------       ------

                                                       $4,097       $4,490
                                                       ======       ======

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


     (g)  Revenue Recognition and Warranty Costs

          Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company provides for estimated warranty costs at the time of shipment. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets.

     (h)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In 2000, there were no customers who accounted for more than 10% of net sales. In 1999, two customers accounted for 14% and 12% of net sales, respectively. In 1998, one customer accounted for approximately 22% of net sales. As of September 30, 2000, one customer accounted for 12% of accounts receivable. At September 30, 1999, one customer accounted for approximately 15% of accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

          The changes in the accounts receivable reserve are as follows:

                     Balance,    Charged to     Acquired      Deductions   Balance,
                     Beginning    Costs and    Reserve/(1)/                 End of
                     of Period    Expenses                                  Period
     For the year
     ended September
     30,

          1998         $  162        $  13      $    -         $    -      $   175
          1999            175            8          45              8          220
          2000            220            -           -              -          220

/(1)/Represents reserve acquired as part of the Datasonics acquisition (see Note
2).

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)



     (i)  Reclassifications

          The Company has reclassified certain prior-year information to conform with the current year's presentation.

     (j)  Financial Instruments

          The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and debt, approximate their carrying value.

     (k)  New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives' fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allow derivative gains or losses to offset related results on the hedged item in the income statement and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect that such adoption will have an impact on the Company's results of operations, financial position or cash flows.

          In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in certain situations, as defined. Interpretation No. 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The adoption of Interpretation No. 44 did not have a material effect on the consolidated results of operations.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin.

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

(2)  ACQUISITION OF DATASONICS, INC.

     In August 1999, the Company acquired substantially all of the assets of Datasonics, Inc. (Datasonics). This acquisition was accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations. To fund the purchase, the Company entered into a $5.5 million note payable with a bank (see Note 5). The aggregate purchase price of approximately $6,845 (which consisted of a $6,170 of cash, paid in two installments, and $675 of direct acquisition costs) was allocated based on the fair value of the tangible and intangible assets acquired, as follows:


          Cash                                                       $      3
          Current assets                                                2,289
          Property and equipment                                          182
          Acquired intangibles (Note 1(f))                              4,641
          Purchased incomplete (in-process) research and                  750
          development
          Assumed liabilities                                          (1,020)
                                                                      -------

                                                                      $ 6,845
                                                                      =======

In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets acquired. Acquired intangibles include acquired technology, goodwill and an assembled workforce. These intangibles are being amortized over their estimated useful lives of six to 13 years. The portion of the purchase price allocated to the purchased incomplete (in-process) research and development projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $750, was charged to expense as of the acquisition date. The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing.

The Company made an initial cash outlay of $6,729 during fiscal year 1999 related to the estimated purchase price as of September 30, 1999. During fiscal year 2000, the Company revised these estimates to actuals, resulting in an addition of $113 to the purchase price.

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


     Unaudited pro forma operating results for the Company, assuming the acquisition of Datasonics occurred as of the beginning of the years presented, are as follows:

                                                    Year Ended September 30,
                                           1999/(1)/,/(2)/             1998/(1)/
          Pro forma total revenues            $  24,717                 $21,355
                                              =========                 =======

          Pro forma net income                $     897                 $   440
                                              =========                 =======

          Pro forma net income per share-
            Basic                             $    0.66                 $  0.34
                                              =========                 =======
            Diluted                           $    0.65                 $  0.32
                                              =========                 =======
          /(1)/For the purposes of these pro forma operating results, the charge for in-process research and development was excluded so that the operating results presented included only recurring costs.

          /(2)/Fiscal 1999 represents the results of Benthos for the year ended September 30, 1999 combined with Datasonics results from October 1, 1998 through the date of the acquisition.

(3)  ACCRUED EXPENSES

     Accrued expenses consist of the following at September 30, 2000 and 1999:

                                                                      2000               1999
          Accrued salary and related expenses                       $  595             $  653
          Accrued warranty                                             302                287
          Accrued taxes                                                517                460
          Accrued transaction costs                                      -                475
          Other accrued expenses                                       315                436
                                                                    ------             ------

                                                                    $1,729             $2,311
                                                                    ======             ======

(4)  Demand Note Payable

     As of September 30, 2000, the Company has a $2,000 secured line of credit with a bank expiring on January 31, 2001. There were no amounts outstanding under this line of credit at September 30, 2000. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal's reported prime rate (9.50% at September 30, 2000) less 0.50% or LIBOR (6.62% at September 30, 2000) plus 2.38%. The Company is required to maintain certain covenants, including debt service coverage. The Company was in compliance with all covenants at September 30, 2000.

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


(5)  NOTE PAYABLE

     On August 18, 1999, the Company entered into a $5,500 note payable with a bank. The note is secured by substantially all of the assets of the Company and is due in 84 monthly installments with interest at prime (9.50% at September 30, 2000) less 0.50% or LIBOR (6.62% at September 30, 2000) plus 2.38%. The Company was using the floating prime rate option of 9.00% at September 30, 2000. At any time during the remaining term of the note, the Company may elect to fix the interest rate at 2.25% above the Federal Home Loan Bank of Boston Classic Credit Rate (6.64% at September 30, 2000), as defined, or the Company may continue to pay interest at either prime less 0.50% or the LIBOR plus 2.38% options. Payments under this note end in August 2006. The Company is required to meet certain covenants, including debt service coverage. The Company was in compliance with all covenants at September 30, 2000.

(6)  INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

     The components of the provision for income taxes for each of the three years in the period ended September 30, 2000 are as follows:

                                            2000          1999          1998
          Federal-
           Current                         $ 222         $ 781         $ 372
           Deferred                           10          (597)         (138)
           Valuation allowance               (46)            -             -
                                           -----         -----         -----

                                             186           184           234
          State-
           Current                           103           115            68
           Deferred                          (65)          (51)            3
                                           -----         -----         -----

                                              38            64            71
                                           -----         -----         -----

                                           $ 224         $ 248         $ 305
                                           =====         =====         =====

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)

     The Company's effective tax rate differed from the statutory rate for the reasons set forth below:

                                                          2000                1999                1998
          Federal statutory rate                         34.00%              34.00%              34.00%
          State income taxes, net of federal
            tax benefit                                   3.37                3.90                3.50
          Tax benefit of foreign sales corporation       (4.23)              (4.30)              (5.00)
          Tax credits                                    (4.25)             (13.30)              (3.60)
          Change in valuation allowance                  (6.17)                  -                   -
          Other                                           7.28                2.70                1.00
                                                       -------            --------            --------

               Effective tax rate                        30.00%              23.00%              29.90%
                                                       =======            ========            ========

     The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

                                                                   2000                 1999
          Acquisition related intangibles                       $      289           $      226
          Inventory reserves                                           558                  595
          Other nondeductible reserves and accruals                    507                  524
          Valuation allowance                                            -                  (46)
                                                                ----------           ----------

          Net deferred tax asset                                $    1,354           $    1,299
                                                                ==========           ==========

     Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has concluded that the entire deferred tax asset is realizable as of September 30, 2000.

(7)  EMPLOYEE BENEFIT PLANS


     (a)  Stock Option Plans

          The Company has granted to certain directors nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. At September 30, 2000, 161,250 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 2000, 55,000 shares were available for future grant.

        BENTHOS, INC. AND SUBSIDIARY

        Notes to Consolidated Financial Statements

        (in thousands, except share and per share data)

                    The Company's 1990 and 2000 Stock Option Plans (the Employee Plans) each authorize 300,000 shares of the Company's common stock for issuance. The Employee Plans are administered by the Board of Directors (the Board) and provide for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 2000, 236,500 shares were available for future grant.

                    Stock option activity is summarized as follows:

                                            Employee Plans                  Director Options
                                                       Weighted                         Weighted
                                      Number of        Average          Number of       Average
                                       Shares        Option Price        Shares       Option Price
Outstanding, September 30, 1997         117,563       $     5.86          56,250       $     3.77
   Granted                               31,500            17.54          30,000            13.81
   Terminated                           (10,500)           17.54               -                -
   Exercised                             (3,750)            2.04         (45,000)            1.83
                                     ----------                      -----------

Outstanding, September 30, 1998         134,813             7.79          41,250            13.18
   Granted                               38,750             6.25          15,000             6.44
   Terminated                            (7,688)           10.10               -                -
   Exercised                            (14,250)            3.13               -                -
                                     ----------                      -----------

Outstanding, September 30, 1999         151,625             7.71          56,250            11.38
   Granted                               78,500             8.14          50,000             8.35
   Terminated                           (30,750)           10.14               -                -
   Exercised                             (3,750)            6.25               -                -
                                     ----------       ----------     -----------       ----------

Outstanding, September 30, 2000         195,625       $     7.61         106,250       $     9.96
                                     ==========       ==========     ===========       ==========

Exercisable, September 30, 2000          99,188       $     6.62          36,250       $    12.08
                                     ==========       ==========     ===========       ==========

Exercisable, September 30, 1999          65,254       $     6.63          17,500       $    12.82
                                     ==========       ==========     ===========       ==========

Exercisable, September 30, 1998          47,254       $     5.05           3,750       $    11.50
                                     ==========       ==========     ===========       ==========

        BENTHOS, INC. AND SUBSIDIARY

        Notes to Consolidated Financial Statements

        (in thousands, except share and per share data)


               The range of exercise prices for options outstanding and options exercisable at September 30, 2000 for the Employee Plans is as follows:

                                 Options Outstanding
                                Weighted                     Options Exercisable
                                Average     Weighted                      Weighted
 Range of                      Remaining    Average                       Average
 Exercise         Options     Contractual   Exercise        Options       Exercise
  Prices        Outstanding       Life       Price        Exercisable      Price
$       4.33       67,875          5.5      $    4.33         67,875     $    4.33
$       6.25       21,750          8.3           6.25          5,438          6.25
$  8.00-8.75       68,500          9.5           8.14              -             -
$10.16-11.50       24,000          6.3          11.05         19,125         11.01
$      17.54       13,500          7.1          17.54          6,750         17.54
               ----------                                 ----------

                  195,625          7.4      $    7.61         99,188     $    6.62
               ==========     ========      =========     ==========     =========

               The range of exercise prices for options outstanding and options exercisable at September 30, 2000 for director stock options is as follows:

                                 Options Outstanding
                                Weighted                     Options Exercisable
                                Average       Weighted                    Weighted
 Range of                      Remaining      Average                     Average
 Exercise         Options     Contractual     Exercise      Options       Exercise
  Prices        Outstanding       Life         Price      Exercisable      Price
$       6.44       15,000          8.3      $    6.44          5,000     $    6.44
$  8.00-8.50       50,000          9.1           8.35              -             -
$11.50-14.25       41,250          5.8          13.18         31,250         12.98
               ----------                                 ----------

                  106,250          7.7      $    9.96         36,250     $   12.08
               ==========     ========      =========     ==========     =========

BENTHOS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)


   SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:


                                    -----------September 30,---------
                                     2000         1999         1998

        Risk-free interest rate     6.45%        4.80%        4.38%
        Expected dividend yield        -            -            -
        Expected life (in years)       7            7            7
        Expected volatility           48%          48%          65%


   The weighted average fair value of options granted during the years ended September 30, 2000, 1999 and 1998 under these plans is $4.84, $3.51 and $10.51, respectively.

   Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net income and net income per share would have been the following:


                                       -----------September 30,--------
                                        2000         1999         1998

      Net income-
             As reported               $ 522        $ 828        $ 715
             Pro forma                   160          525          445

      Basic earnings per share-
             As reported               $0.38        $0.61        $0.54
             Pro forma                  0.12         0.39         0.34

      Diluted earnings per share-
             As reported               $0.37        $0.60        $0.52
             Pro forma                  0.11         0.38         0.32

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


     (b)  Employee Stock Ownership Plan

          The Company has an Employee Stock Ownership Plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the Internal Revenue Code
          (IRC). These contributions vest to a participant's account over five years based on completed service, as defined. The accompanying consolidated statements of income for the years ended September 30, 2000, 1999 and 1998 include provisions for contributions to the plan of approximately $30, $74 and $41, respectively.

     (c)  401(k) Retirement Plan

          The Company has a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the IRC. These contributions vest to a participant's account over five years based on completed service, as defined. Additionally, each participant may elect to contribute up to 15% of his or her compensation for the plan year, but not more than $10,500 (for calendar year 2000), to the plan. The accompanying consolidated statements of income for the years ended September 30, 2000, 1999 and 1998 include provisions for contributions to the plan of approximately $30, $74 and $41, respectively.

     (d)  Supplemental Executive Retirement Plan

          The Company has a Supplemental Executive Retirement Plan for the benefit of certain management and highly compensated executive employees. Under the plan, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the plan. No such elective deferrals have been made by participants as of September 30, 2000.

(8)  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the weighted average number of diluted common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


     A reconciliation of basic and diluted shares outstanding is as follows:

                                            2000          1999           1998

     Weighted average common shares      1,376,158     1,355,291      1,314,323
      outstanding
     Effect of dilutive securities          39,198        31,505         72,807
                                         ---------     ---------      ---------

     Weighted average common shares      1,415,356     1,386,796      1,387,130
      outstanding, assuming dilution     =========     =========      =========


     For the years ended September 30, 2000 and 1999, 165,438 and 106,719 weighted average options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

(9)  EMPLOYMENT AND NONCOMPETITION AGREEMENT

     The Company has an employment and noncompetition agreement, as amended, with a director/stockholder. In connection with the employment agreement, the Company has agreed to provide a $1,500 split-dollar life insurance policy on the director/stockholder. At the director/stockholder's request, the Company may be obligated to repurchase from the director/stockholder the number of shares that are contributed to or purchased by the Company's Employee Stock Ownership Plan each year. The Company also has the right of first refusal on any future sales of common stock by the director/ stockholder at fair market value. In addition, a change in the control of the Company, as defined, will result in certain payments to the director/stockholder, as outlined under the employment agreement.

     Compensation expense of approximately $87, $86 and $85 related to this agreement is included in the accompanying 2000, 1999 and 1998 consolidated statements of income, respectively.

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


(10)  SEGMENT REPORTING

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended September 30, 1999. SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the president, the chief financial officer and other operating officers. To date, the Company has viewed its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates the performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                               ----Year Ended September 30,----
                                                2000        1999        1998

     Sales to unaffiliated customers:
      Undersea systems                         $15,226     $12,174     $ 9,290
      Container inspection systems               5,327       5,074       4,748
                                               -------     -------     -------

          Total                                $20,553     $17,248     $14,038
                                               =======     =======     =======

     Income from operations:
      Undersea systems                         $ 1,046     $   742     $   761
      Container inspection systems                  24         207         135
                                               -------     -------     -------

          Total                                $ 1,070     $   949     $   896
                                               =======     =======     =======

     Identifiable assets:
      Undersea systems                         $11,839     $11,116     $ 4,843
      Container inspection systems               2,682       2,349       2,074
      Corporate assets                           3,344       5,322       3,715
                                               -------     -------     -------

          Total                                $17,865     $18,787     $10,632
                                               =======     =======     =======

     BENTHOS, INC. AND SUBSIDIARY

     Notes to Consolidated Financial Statements

     (in thousands, except share and per share data)


     Revenues by geographic area for the years ended September 30, 2000, 1999 and 1998 were as follows:

          Geographic Area            2000         1999          1998

           United States          $12,835      $ 6,257       $ 6,954
           Norway                     402        2,195           165
           United Kingdom             655        1,694         1,659
           Other                    6,661        7,102         5,260
                                  -------      -------       -------

                                  $20,553      $17,248       $14,038
                                  =======      =======       =======

(11)  Related Party transactions

     The Company had research and development services performed by an entity controlled by the Company's Chairman of the Board. The Company expensed approximately $20, $20 and $21 for these services in fiscal 2000, 1999 and 1998, respectively.

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

          10.5      Employment Agreement with Francis E. Dunne, Jr. (11)

          10.6      Employee Stock Ownership Plan (1)

          10.7      First Amendment to Employee Stock Ownership Plan (2)

          10.8      Second Amendment to Employee Stock Ownership Plan (8)

          10.9      Third Amendment to Employee Stock Ownership Plan (8)

         10.10      Fourth Amendment to Employee Stock Ownership Plan (11)

         10.11      Fifth Amendment to Employee Stock Ownership Plan (11)

         10.12      401(k) Retirement Plan (1993)(1)

          10.13     First Amendment to 401(k) Retirement Plan (2)

          10.14     Second Amendment to 401(k) Retirement Plan (2)

          10.15     Third Amendment to 401(k) Retirement Plan (3)

          10.16     401(k) Retirement Plan (1999)(8)

          10.17     First Amendment to 1999 401(k) Retirement Plan (11)

          10.18     Second Amendment to 1999 401(k) Retirement Plan (11)

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

          10.25 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

          10.26 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

          10.27 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

          10.28 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

          10.29 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

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

          10.31 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

          10.32 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

          10.33 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

          10.34 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

          21        Subsidiaries of the Registrant (1)

          23        Consent of Independent Public Accountants

          27.1      Financial Data Schedule (2000)

          27.2      Revised Financial Data Schedule (1999)

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

          (9)  Previously filed as an exhibit to the Registrant's   definitive
     proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.

          (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. O-29024) and incorporated herein by this reference.

          (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. O-29024) and incorporated herein by this reference.