Form 10KSB/A
period 2000-09-30
BENTHOS INC
filed 2001-01-26
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                   _________________________________________

                        AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 of 15(d) of the Securities Exchange Act of 1934


          For the Fiscal Year Ended September 30, 2000

     [ ]  Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the transitional period from _______ to ________

Commission File No. 0-029024


                                 BENTHOS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


                Massachusetts                               04-2381876
--------------------------------------------------------------------------------
        (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                Identification No.)


49 Edgerton Drive, No. Falmouth, Massachusetts                  02556
------------------------------------------------          ----------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,383,102 Shares of Common Stock, as of December 11, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index


Transitional Small Business Issuer Format (check one):

Yes            No  x
--------       --------

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current directors and executive officers of the Company are as follows:


     Name                          Age             Position
     ----                          ---             --------
     Samuel O. Raymond             72        Chairman Emeritus of
                                             the Board of Directors
                                             and Director of
                                             Research

     John L. Coughlin              49        President and Chief
                                             Executive Officer and
                                             Director

     Stephen D. Fantone            47        Chairman of the Board
                                             of Directors

     A. Theodore Mollegen, Jr.     63        Director

     Thurman F. Naylor             81        Director

     Gary K. Willis                55        Director

     Arthur L. Fatum               48        Director

     Francis E. Dunne, Jr.         54        Vice President, Chief
                                             Financial Officer and
                                             Treasurer

     Robert A. Catalano            46        Vice President,
                                             Operations

     James R. Kearbey              37        Vice President, General
                                             Manager, Container
                                             Inspection Systems Division

     Daniel R. Conway              47        Vice President,
                                             Business Development

     The Company's board of directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. The first class, consisting of

Messrs. Coughlin and Willis, is eligible for re-election at the 2003 annual meeting; the second class, consisting of Mr. Mollegen and Dr. Fantone, is eligible for re-election at the 2001 annual meeting; the third class, consisting of Messrs. Raymond, Naylor and Fatum, is eligible for re-election at the 2002 annual meeting. Officers of the Company serve at the pleasure of the Board of Directors.

     The following information is provided with respect to the business experience of each director and executive officer of the Company:

     Mr. Raymond founded the Company in 1962 and served as its President for twenty years. He previously served as Chairman of the Board from 1965-1982 and from 1989 to January 1997. Mr. Raymond most recently served as the President and Chief Executive Officer of the Company from June 1995 to April 1996. Mr. Raymond has served as a director of the Company since 1965. In January 1997, Mr. Raymond was elected as Chairman Emeritus of the Board of Directors and Director of Research of the Company. Mr. Raymond has a B.S. in Mechanical Engineering from M.I.T., holds nine U.S. patents, and is the author of several technical papers in undersea technology. He was instrumental in the development and marketing of many of the Company's original products in both the Company's Undersea Systems Division and the Container Inspection Systems Division.

     Mr. Coughlin has served as President, Chief Executive Officer and a director of the Company since April 1996 and as Treasurer from October 1996 to February 1997. Prior to joining the Company, he was President (1993-1996) and Vice President of Sales and Marketing (1990-1993) of Dynisco Instruments, an operating division of Dynisco, Inc., a wholly-owned subsidiary of Berwind Industries. Dynisco Instruments is a manufacturer of pressure and temperature measurement products for the plastics industry. He holds a B.S. in Physics from Georgetown University and an M.S. in Physics from Northeastern University.
Mr. Coughlin is a director and President Emeritus of The Massachusetts Ocean Technology Network (MOTN) and a member of The Cape Cod Technology Council
(CCTC). On January 26, 2001, the Company announced that Mr. Coughlin had resigned as an officer and director of the Company, effective on that date.

     Dr. Fantone became a director of the Company in March 1995 and was elected Chairman of the Board of Directors in January 1997. Since 1982, he has been President and Chief Executive Officer of Optikos Corporation, an optical engineering firm which he founded and which specializes in the design and manufacture of optical products and instrumentation and optical test equipment. He has B.S. degrees in Electrical Engineering and Management from

M.I.T. and a Ph.D. in Optics from the Institute of Optics at the University of Rochester. Dr. Fantone has been awarded 50 U.S. patents and is the author of numerous technical papers and articles on optical technology. He is also currently a Senior Lecturer in the Mechanical Engineering Department at M.I.T. and Treasurer of the Optical Society of America. On January 26, 2001,
Mr. Fantone was elected as President and Chief Executive Officer of the Company to succeed Mr. Coughlin on an interim basis.

     Mr. Mollegen has served as a director of the Company since 1985. He is the President and Chief Executive Officer of Allied Resources Corporation, a company which provides engineering, technical training, and safety management services to industrial firms. Prior to founding Allied Resources in 1993, Mr. Mollegen was for sixteen years Chief Executive Officer of Analysis & Technology, Inc., a
provider of engineering and technical services to the U.S. Navy.   Mr. Mollegen
has a B.E. in Electrical Engineering from Yale University and is the author of over 90 technical papers and reports on undersea topics. He is also a member of the Advisory Committee of the University of New Haven Southeast Branch and a member of the Arts and Technology Advisory Council for Connecticut College.

     Mr. Naylor is President of Cameras and Images International, Inc. (a dealer in photographic images and equipment), is the owner and founder of the Naylor Museum of Photography in Brookline, Massachusetts, and has served as a director of the Company since 1987. Mr. Naylor is an internationally recognized authority on photographic history, processes, and technology. Mr. Naylor is the former Chairman, President and CEO of Standard-Thomson Corporation, a manufacturer of temperature and pressure controls and electronic equipment. Mr. Naylor is also the former Chairman, President and CEO of Thomson International Corporation (1959-1989), a manufacturer of temperature controls with engineering and manufacturing facilities in twelve countries. Mr. Naylor has a B.A. in Economics from Fordham University and a B.S. in Mechanical Engineering from The John Hopkins University. Mr. Naylor is also a member of the Board of Directors of Analysis & Technology, Inc., Sandler Productions, Inc. (motion picture and television production) and Summit Industries, Inc. (a manufacturer of x-ray equipment).

     Mr. Willis has been a director of the Company since 1998. Mr. Willis recently retired from Zygo Corporation, a supplier of high precision yield improvement and metrology systems, where since November 1998, he had been Chairman of the Board of Directors. Mr. Willis had also served as a director of Zygo Corporation since February 1992 and as President (1992-1999) and Chief Executive Officer (1993-1999) of that corporation. Prior to joining Zygo, he was the Chairman, President and Chief

Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis is also a director of Rofin-Sinar Technologies, Inc. (industrial laser systems), Hpower Corporation (commercial and residential fuel cells), and Middlesex Health Services, Inc., a Connecticut-based health care provider. Mr. Willis has a B.S. in Mechanical Engineering from Worcester Polytechnical Institute.

     Mr. Fatum has been a director of the Company since January 6, 2000. Since October 2000, he has been President of CNET Networks International Media, a division of CNET Networks, Inc., a global internet media company specializing in technology information. From July 2000 to October 2000, he was Executive Vice President and Chief Financial Officer of ZDNet, a division of Ziff-Davis, Inc. engaged in the development, manufacture and support of video conferencing and audio collaboration solutions. Ziff-Davis, Inc. was acquired by CNET Networks, Inc. in October 2000. From November 1998 to June 2000, he was Vice President and Chief Financial Officer of PictureTel Corporation (a company engaged in the development, manufacture and support of video conferencing and visual and audio collaboration solutions). Prior to joining PictureTel Corporation, he was President and Managing Director of AT&T Capital Europe (1995-1998), responsible
for its pan-European equipment leasing business.   Mr. Fatum has a B.S. in
mathematics from State University of New York and is a graduate of GE Management Development Institute.

     Mr. Dunne has been Treasurer and Chief Financial Officer of the Company since 1997 and Vice President since January, 2000. Prior to joining the Company, he was Chief Financial Officer of Kinney Vacuum Company, then an operating division of General Signal Corporation (1993-1996). Kinney Vacuum Company is a manufacturer of industrial vacuum pumps and pump systems for the food packaging, chemical and pharmaceutical, heat treating, automotive, and other industries. General Signal Corporation was a manufacturer of products serving the process controls, electrical controls, and industrial technology industries. Mr. Dunne has a B.S. degree in Accounting from St. John's University, an M.B.A. in Finance from Long Island University, and is a Certified Public Accountant.

     Mr. Catalano has served as Vice President of Operations of the Company since March 15, 1999. Prior to this appointment, Mr. Catalano was the Product Line Manager for both the acoustic and hydrophone product lines of the Company from 1987 to 1999. He holds a B.S. in Geology from the University of Connecticut and an M.B.A. from Northeastern University. He is also a member of the Society of Exploration Geophysicists.

     Mr. Kearbey was appointed as Vice President and General Manager of the Company's Container Inspection Systems Division on December 1, 2000. Prior to this appointment, Mr. Kearbey was General Manager of the Container Inspection Systems Division from 1998 to 2000 and Western Regional Sales Manager for the Container Inspection Systems Division from 1996 to 1998. Before joining the Company, he was the National Sales Manager at Sasib Packaging Systems, a manufacturer of packaging equipment for the food industry (1994-1996). Mr. Kearbey holds a B.A. degree from National Louis University and a M.B.A. from Keller Graduate School of Management.

     Mr. Conway was appointed Vice President, Business Development on April 20, 2000. Before joining the Company, he was Vice President, Business Development and Acquisition Integration (1995-2000) at Analysis & Technology, Inc., a provider of engineering and technical services to Department of Defense and commercial clients. Mr. Conway served as an officer on active duty in the naval nuclear submarine force, and later held the position of Officer in Charge of the Naval War College Detachment, Naval Intelligence, as a Commander in the U.S. Naval Reserves. Mr. Conway holds a B.S. in Oceanography from the United States Naval Academy and an MBA from the University of Rhode Island.

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

     (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (4) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of those reports are to be furnished to the Company.

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company under Rule 16a-3(d) during the fiscal year ended September 30, 2000, no director, officer, or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for the Company's last three fiscal years to the Company's chief executive officer during the Company's fiscal year ended September 30, 2000 and to the only other executive officers who received an annual salary and bonus exceeding $100,000 during that fiscal year.

                                                                                     Shares
                                                                                    Underlying
Name and                               Fiscal            Annual Compensation         Options         All Other
                                                         -------------------
Principal Position                      Year             Salary        Bonus         Granted       Compensation  (1)
------------------                      ----             ------        -----         -------       -------------
John L. Coughlin,                       2000             $187,060    $ 28,000                        $  8,172
   President and Chief                  1999              174,919      45,000             --           12,698
   Executive Officer                    1998              170,854      23,000             --            9,000

Francis E. Dunne, Jr.                   2000             $126,011    $ 25,000         10,000         $  5,921
   Vice President, Chief                1999              114,800      30,000          5,000           10,325
   Financial Officer                    1998              111,038      16,000             --            4,505
   and Treasurer (2)

Robert A. Catalano,                     2000             $ 95,825    $ 10,000                        $  4,606
   Vice President, Operations           1999               82,000      25,000             --            6,332
                                        1998               73,558      10,000             --            3,784

James R. Kearbey, Vice President,       2000             $ 95,047    $ 15,000             --         $  4,462
   General Manager, Container           1999               91,900      20,000             --           52,057
   Inspection Systems Division          1998               77,478          --             --            9,785

All directors and                       2000             $705,932    $ 93,000         75,000         $153,667
   officers as a group (3)              1999              643,792     128,000         35,000          172,367
                                        1998              506,313      49,000         30,000          490,503

     (1) Includes amounts contributed by the Company to individual accounts with the Company's ESOP and 401(k) Retirement Plan and amounts realized on exercise of stock options by officers and directors during fiscal 1998.

     (2) Mr. Dunne has served as Chief Financial Officer and Treasurer since February 1, 1997 and as Vice President since January 27, 2000.

     (3) Consisted of nine persons for fiscal 1998, ten persons for fiscal 1999, and twelve persons for fiscal 2000.

Stock Option Tables

  The following table sets forth information concerning grants of stock options during the Company's fiscal year ended September 30, 2000 to the executive officers named in the table above.


                                                             Percentage of
                                                             Total Options
                                                              Granted to
Name and                           Number of Shares          Employees in        Exercise      Expiration
Principal Position                 Underlying Option         Fiscal Year         Price         Date
------------------                 -----------------         ------------        --------      ----------
John L. Coughlin,
  President and Chief
  Executive Officer                        --                       --                --              --

Francis E. Dunne, Jr.,
  Vice President, Chief
  Financial Officer                    10,000                     12.0%            $8.75         1/27/10
  and Treasurer

Robert A. Catalano,
  Vice President,
  Operations                               --                       --                --              --

James R. Kearbey,
  Vice President, General
  Manager, Container
  Inspection Systems Division              --                       --                --              --

The following table sets forth information concerning each exercise of stock options during the Company's fiscal year ended September 30, 2000 by the executive officers named in the table above and the number and value of shares underlying those stock options at that date.

                                                                  Number of
                                                                 Unexercised
                                                                 Securities           Value of
                                                                 Underlying          Unexercised
Name and                            Shares                         Options           In-the-Money
Principal                         Acquired on     Value           At Fiscal            Options At
Position                           Exercise      Realized         Year End          Fiscal Year End(1)
--------                          -----------    --------         --------          ---------------
John L. Coughlin,
  President and Chief                  --       $    --          64,500 (2)             $200,221
  Executive Officer

Francis E. Dunne, Jr.
  Vice President, Chief                --            --          12,500 (2)                1,484
  Financial Officer and                                          17,500 (3)                4,453
  Treasurer

Robert A. Catalano,
  Vice President,
  Operations                           --            --              --                       --

James R. Kearbey, Vice
   President, General
   Manager, Container
   Inspection Systems Division         --            --              --                       --


     (1) Based upon the difference between the option exercise price and the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on September 30, 2000.

     (2)  Shares underlying options exercisable as of September 30, 2000.

     (3)  Shares underlying options not exercisable as of September 30, 2000.

Directors' Compensation

     Under the compensation policy adopted by the Board of Directors, each non-employee director will receive a fee of $6,000 per year plus $1,000 for each directors' meeting attended and reimbursement for reasonable travel and other expenses when incurred. Each committee chairman will receive an additional fee of $2,000 per year, and each committee member will receive a fee of $500 for each committee meeting attended. Stephen D. Fantone also receives additional compensation of $5,417 per month for his services as Chairman of the Board of Directors. Non-employee directors are also eligible to receive stock options under the Company's 1998 Non-Employee Directors' Stock Option Plan.

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

     The Company has entered into an employment agreement with John L. Coughlin, effective as of October 1, 1999, pursuant to which Mr. Coughlin agrees to serve as the President and Chief Executive Officer of the Company for a three-year period. The agreement provides for an initial base salary of $187,000 per year, subject to increase from time to time by the Board of Directors and an annual incentive compensation program for Mr. Coughlin based upon the attainment of quantitative and qualitative objectives to be set by the Board of Directors. For the fiscal year ending September 30, 2001, Mr. Coughlin's quantitative bonus will be equal to 1.2% of the operating income of the Company up to $2,000,000, plus 1% of the operating income of the Company in excess of $2,000,000. In the event the Company terminates his employment other than for cause (as defined in the agreement), Mr. Coughlin will be entitled to severance benefits equal to 18 months' base salary (24 months in the case of a change of control), plus continuation of health benefits for 18 months and six months of outplacement services (twelve months in the case of a change of control) not to exceed $25,000. On January 26, 2001, the Company and Mr. Coughlin entered into a Severance Agreement pursuant to which Mr. Coughlin resigned as an officer and director of the Company on that date and agreed to continue as an at-will employee of the Company until February 12, 2001. Under this agreement Mr. Coughlin received a severance payment of $55,000 and agreed to cancel all outstanding stock options.

     The Company entered into an employment agreement with Francis E. Dunne, Jr. effective as of October 1, 1999, pursuant to which Mr. Dunne agrees to serve as Vice President, Chief Financial Officer and Treasurer of the Company for a two year period. The agreement provides for an initial base salary of $126,000 per year, subject to increase from time to time by the Board of Directors. Mr. Dunne is also eligible to participate in any discretionary incentive compensation bonus plan which is generally made available to the executives of the Company. In the event the Company terminates his employment other than for cause, disability or death, Mr. Dunne will be entitled to severance benefits equal to one year's base salary.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of January 12, 2001 with respect to the beneficial ownership of shares of Common Stock of the Company by the directors and executive officers of the Company, all of the directors and officers of the Company as a group and all persons known to be the beneficial owners of more than five percent of such outstanding stock. Unless otherwise indicated, each of the persons named below held sole voting and investment power over the shares listed below as of said date.

     In accordance with the rules of the Securities and Exchange Commission, shares which an individual has the right to acquire pursuant to stock options which are exercisable within sixty days are considered to be beneficially owned and, for purposes of calculating the percentage ownership of stock for an individual who holds exercisable stock options, such shares are also considered to be outstanding. Reference should be made to the footnotes below for further information as to each individual listed.

                                             Shares         Percent of Outstanding
Name and Address (1)                   Beneficially Owned        Common Stock
----------------                       ------------------   -----------------------
Samuel O. Raymond                            166,711 (2)                 12.1%

Ronald K. Church 1996 Trust                  128,250                      9.3%

Cape Cod Bank and Trust
 Company, N.A., Trustee of the
 Benthos, Inc. Employee
 Stock Ownership Plan
 ("ESOP")(3)                                  57,258                      4.1%

John L. Coughlin                              71,896 (4)                  5.0%

Stephen D. Fantone                            69,617 (5)                  5.0%

A. Theodore Mollegen, Jr.                     20,500 (6)                  1.5%

Thurman F. Naylor                             32,500 (7)                  2.3%

Gary K. Willis                                20,000 (8)                  1.4%

Arthur L. Fatum                                7,000 (9)                  0.5%

Francis E. Dunne, Jr.                         20,797 (10)                 1.5%

Robert A. Catalano                             3,573 (11)                 0.3%

James R. Kearbey                               7,916 (12)                 0.6%

Daniel R. Conway                               3,000                      0.2%

All directors and officers
as a group (10 persons)                      423,510 (13)                27.5%

(1) Except as set forth below, the address of each of the individuals set forth in the table is c/o Benthos, Inc., 49 Edgerton Drive, North Falmouth, Massachusetts 02556. The address of the Ronald K. Church 1996 Trust is 46 Riddle Hill Road, Falmouth, Massachusetts 02540. The address of Cape Cod Bank and Trust Company, N.A. is 307 Main Street, Hyannis, Massachusetts 02601.

(2) Includes 3,464 shares owned by the Company's ESOP, over which Mr. Raymond has sole voting power. Also includes 37,065 shares owned by Mr. Raymond's children, as to which shares Mr. Raymond disclaims beneficial ownership.

(3) Pursuant to the terms of the plan, plan participants are entitled to direct the Trustee as to the manner in which all shares allocated to such participants' accounts are to be voted.

(4) Consists of 6,000 shares owned by Mr. Coughlin's individual retirement account, 64,500 shares which Mr. Coughlin has the right to acquire through the exercise of a stock option granted April 8, 1996 and 1,396 shares owned by the Company's ESOP, over which Mr. Coughlin has sole voting power. By agreement dated January 26, 2001, the stock option referred to above was cancelled by mutual consent.

(5) Includes 11,250 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 11,250 shares granted January 24, 1997 and 11,667 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 35,000 shares granted October 29, 1999.

(6) Includes 10,000 shares which Mr. Mollegen has the right to acquire through exercise of a stock option for 15,000 shares granted on April 3, 1998.

(7) Includes 10,000 shares which Mr. Naylor has the right to acquire through exercise of a stock option for 15,000 shares granted on January 22, 1999.

(8) Includes 15,000 shares which Mr. Willis has the right to acquire through the exercise of a stock option for 15,000 shares granted on January 23, 1998.

(9) Includes 5,000 shares which Mr. Fatum has the right to acquire through the exercise of a stock option for 15,000 shares granted on January 6, 2000.

(10) Consists of 15,000 shares which Mr. Dunne has the right to acquire through the exercise of a stock option for 15,000 shares granted January 24, 1997, 2,500 shares which he has the right to acquire through the exercise of a stock option for 5,000 shares granted on January 22, 1999, 2,500 shares which he has the right to acquire through the exercise of a stock option for 10,000 shares granted January 27, 2000, and 797 shares owned by the Company's ESOP, over which Mr. Dunne has sole voting power.

(11) Includes 1,699 shares owned by the Company's ESOP, over which Mr. Catalano has sole voting power.

    (12) Consists of 2,250 shares which Mr. Kearbey has the right to acquire through the exercise of a stock option for 2,250 shares granted October 18, 1996, 5,000 shares which he has the right to acquire through the exercise of a stock option for 10,000 shares granted January 22, 1999, and 666 shares owned by the Company's ESOP, over which Mr. Kearbey has sole voting power.

    (13) Includes an aggregate of 154,667 shares which the directors and officers have the right to acquire through the exercise of certain options.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 29, 1997, the Company entered into a License Agreement with a corporation wholly-owned by Dr. Stephen D. Fantone, Chairman of the Board of Directors of the Company, with respect to the concept of utilizing optical technology, for which Dr. Fantone's corporation possesses technical expertise, for application to certain products currently under development by the Company. Under the agreement, the Company will pay the development costs to Dr. Fantone's corporation. During the fiscal year ended September 30, 2000, the Company paid Dr. Fantone's corporation approximately $20,000 as the minimum annual royalty under this contract. The proprietary rights to the technology will be owned by Dr. Fantone's corporation, which has granted an exclusive license to the Company for the use of the technology in certain specified fields of use upon the terms and conditions set forth in the agreement. The Company's policy with respect to business relationships with officers, directors, or affiliates is that any such relationships must be fully disclosed to the Board of Directors and must be upon terms not less favorable to the Company than those available from third parties dealing at arm's length.

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

Date: January 12, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN L. COUGHLIN            President, Chief Executive  January 12, 2001
-------------------------
John L. Coughlin              Officer and Director


FRANCIS E. DUNNE, JR.       Vice President, Chief       January 12, 2001
-------------------------
Francis E. Dunne, Jr.         Financial Officer and
                              Treasurer (principal
                              financial and
                              accounting officer)


STEPHEN D. FANTONE          Chairman of the Board of
-------------------------
Stephen D. Fantone          Directors                   January 15, 2001



SAMUEL O. RAYMOND           Director                    January 18, 2001
-------------------------
Samuel O. Raymond


A. THEODORE MOLLEGEN, JR.   Director                    January 12, 2001
-------------------------
A. Theodore Mollegen, Jr.


THURMAN F. NAYLOR           Director                    January 12, 2001
-------------------------
Thurman F. Naylor


GARY K. WILLIS              Director                    January 12, 2001
-------------------------
Gary K. Willis


ARTHUR L. FATUM             Director                    January 22, 2001
-------------------------
Arthur L. Fatum

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

       10.1      Employment Contract with Samuel O. Raymond (1)

       10.2      Amendment to Employment Contract with Samuel O. Raymond (2)

       10.3      Employment Contract with John L. Coughlin (1)

       10.4      Amended and Restated Employment Agreement with John L.
                 Coughlin (10)

       10.5      Severance Agreement with John L. Coughlin

       10.6      Employment Agreement with Francis E. Dunne, Jr. (11)

       10.7      Employee Stock Ownership Plan (1)

       10.8      First Amendment to Employee Stock Ownership Plan (2)

       10.9      Second Amendment to Employee Stock Ownership Plan (8)

       10.10     Third Amendment to Employee Stock Ownership Plan (8)

       10.11     Fourth Amendment to Employee Stock Ownership Plan (11)

       10.12     Fifth Amendment to Employee Stock Ownership Plan (11)

       10.13     401(k) Retirement Plan (1993)(1)

       10.14     First Amendment to 401(k) Retirement Plan (2)

       10.15     Second Amendment to 401(k) Retirement Plan (2)

       10.16     Third Amendment to 401(k) Retirement Plan (3)

       10.17     401(k) Retirement Plan (1999)(8)

       10.18     First Amendment to 1999 401(k) Retirement Plan (11)

       10.19     Second Amendment to 1999 401(k) Retirement Plan (11)

       10.20     Supplemental Executive Retirement Plan (1)

       10.21     1990 Stock Option Plan (1)

       10.22     Stock Option Plan for Non-Employee Directors(1)

       10.23     1998 Non-Employee Directors' Stock Option Plan (4)

       10.24     Benthos, Inc. 2000 Stock Incentive Plan (9)

       10.25     License Agreement between the Company and The Penn State
                 Research Foundation dated December 13, 1993 (1)

       10.26     Technical Consultancy Agreement between the Company and
                 William D. McElroy dated July 12, 1994 (1)

       10.27     Technical Consultancy Agreement between the Company and
                 William D. McElroy dated October 1, 1996 (3)

       10.28 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

       10.29     Line of Credit Loan Agreement between the Company and Cape Cod
                 Bank and Trust Company dated September 24, 1990, as amended (1)

       10.30 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated
                 July 6, 1994 (1)

       10.31     Credit Agreement between the Company and Cape Cod Bank and
                 Trust Company dated August 18, 1999 (8)

       10.32     License Agreement between the Company and Optikos
                 Corporation dated July 29, 1997 (3)

       10.33     Hydrophone License Agreement between the Company and
                 Syntron, Inc. dated December 5, 1996 (6)

       10.34 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

       10.35 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

       21        Subsidiaries of the Registrant (1)

       23        Consent of Independent Public Accountants(12)

       27        Financial Data Schedule(12)

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

      (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.

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

      (12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.