Form 10QSB
period 2000-12-31
BENTHOS INC
filed 2001-02-14
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000
                                       -----------------

[_]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from             to
                               -----------    ----------------

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

Yes    X   No
     -----   ----


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                                 1,387,149
      (Class)                                            (Outstanding stock at
                                                            February 9, 2001)

Transitional Small Business Disclosure Format (check one):
Yes     No     X
   ----       ----

                          BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                             FOR THE QUARTER ENDED
                               DECEMBER 31, 2000

                                     INDEX

                                                                            Page  No.

Face Sheet                                                                      1

Index                                                                           2

PART I
FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                     3
                December 31, 2000 and
                September 30, 2000

          Condensed Consolidated Statements of Operations (unaudited)           4
          Quarter Ended
               December 31, 2000 and
               December 31, 1999

          Condensed Consolidated Statements of Cash Flow (unaudited)            5
          Quarter Ended
               December 31, 2000 and
               December 31, 1999

          Notes to Financial Statements                                         6

  Item 2. Management's Discussion and Analysis                                  9
          of Financial Condition and Results
          of Operations

PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                     12

                       PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Benthos, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                   (in thousands, except per share amounts)
                                  (unaudited)


Assets                                              December 31, 2000   September 30, 2000
                                                    -----------------   ------------------
Current Assets:
Cash and Cash Equivalents                                $   404              $ 1,474
Accounts Receivable, Net                                   3,331                3,448
Inventories                                                4,832                4,974
Prepaid Expenses and Other Current Assets                    121                  159
Deferred Tax Asset                                         1,354                1,354
                                                         -------              -------
Total Current Assets                                      10,042               11,409


Property, Plant and Equipment, Net                         2,041                1,960
Other Assets, Net                                          4,445                4,496
                                                         -------              -------
                                                         $16,528              $17,865
                                                         =======              =======

Liabilities and Stockholders' Investment

Current Liabilities:
Current Portion of Long-Term Debt                        $ 4,453              $   786
Accounts Payable                                           1,104                1,160
Accrued Expenses                                           1,331                1,729
Customer Deposits                                            272                  350
                                                         -------              -------
Total Current Liabilities                                  7,160                4,025
                                                         -------              -------

Long-Term Debt, Net of Current Portion                        --                3,863

Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
 Authorized - 7,500 Shares
 Issued - 1,653 Shares at December 31, 2000
 and September 30, 2000                                      110                  110
Capital in Excess of Par Value                             1,569                1,569
Retained Earnings                                          8,350                8,959
Treasury Stock, at Cost                                     (661)                (661)
                                                         -------              -------
Total Stockholders' Investment                             9,368                9,977
                                                         -------              -------
                                                         $16,528              $17,865
                                                         =======              =======



See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                       Quarter Ended
                                                                           December 31, 2000   December 31, 1999
                                                                           -----------------   -----------------

Net Sales                                                                           $4,173              $5,411

Cost of Sales                                                                        3,046               3,286
                                                                                    ------              ------
Gross Profit                                                                         1,127               2,125

Selling, General and Administrative Expenses                                         1,280               1,345
Research and Development Expenses                                                      508                 464
Amortization of Goodwill and Other
 Acquired Intangibles                                                                  126                 123
                                                                                    ------              ------
Income (Loss) from Operations                                                         (787)                193

Interest Income                                                                         21                  28

Interest Expense                                                                      (104)               (109)
                                                                                    ------              ------
Income (Loss) Before Provision for
 Income Taxes                                                                         (870)                112
Provision (Benefit) for Income Taxes                                                  (261)                 34
                                                                                    ------              ------
Net Income (Loss)                                                                   $ (609)             $   78
                                                                                    ======              ======

Basic Earnings (Loss) Per Share                                                     $(0.44)              $0.06
                                                                                    ======              ======

Diluted Earnings (Loss) Per Share                                                   $(0.44)              $0.06
                                                                                    ======              ======

Weighted Average Number of
Shares Outstanding                                                                   1,379               1,368
                                                                                    ======              ======

Weighted Average Number of
Shares Outstanding, Assuming Dilution                                                1,379               1,412
                                                                                    ======              ======



See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                  (unaudited)

                                                                     Quarter Ended
                                                          December 31, 2000   December 31, 1999
                                                          ------------------  ------------------
Cash Flows from Operating Activities:

Net Income (Loss)                                               $  (609)            $    78

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Used in Operating Activities:
  Depreciation and Amortization                                     287                 347
Changes in Assets and Liabilities:
  Accounts Receivable                                               117              (1,006)
  Inventories                                                       142                 513
  Prepaid Expenses and Other Current Assets                          38                 (42)
  Accounts Payable and Accrued Expenses                            (454)               (568)
  Customer Deposits                                                 (78)               (144)
                                                                -------             -------
Net Cash Used in Operating Activities                              (557)               (822)

Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment                       (235)               (105)
  Increase in Other Assets                                          (82)                (70)
                                                                -------             -------
Net Cash Used in Investing Activities                              (317)               (175)

Cash Flows from Financing Activities:

  Payments on Long-Term Debt                                       (196)               (197)
                                                                -------             -------
Net Decrease in Cash and Cash Equivalents                        (1,070)             (1,194)

Cash and Cash Equivalents, Beginning of Period                    1,474               2,930
                                                                -------             -------
Cash and Cash Equivalents, End of Period                        $   404             $ 1,736
                                                                =======             =======
Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                                 $   104             $   105
                                                                =======             =======
  Income Taxes Paid, Net of Refunds                             $    50             $   100
                                                                =======             =======
Supplemental Disclosure of Noncash Activities:
  Issuance of Treasury Stock to the Company's ESOP              $     0             $    74
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

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2000, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                         December 31, 2000  September 30, 2000
                         -----------------  ------------------

      Raw Materials                 $  423              $  423

      Work-in-Process                4,396               4,538

      Finished Goods                    13                  13
                                    ------              ------
                                    $4,832              $4,974
                                    ======              ======

4.  Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                               Quarter Ended December 31,
                                                     2000   1999
                                                    -----  -----
Basic weighted average common shares outstanding    1,379  1,368
Weighted average common share equivalents              --     44
                                                    -----  -----
Diluted weighted average shares outstanding         1,379  1,412
                                                    =====  =====

The following securities were not included in computing earnings per share because their effects would be anti-dilutive.

                                            Quarter Ended December 31,
                                                   2000      1999
                                                   ----      ----
Options to purchase common stock                    197       135
                                                   ====      ====


5.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.


                                               Quarter Ended December 31,
                                                  2000       1999
                                                 -------    -------
Sales to Unafilliated Customers:
 Undersea Systems                                $ 2,915    $ 4,076
 Container Inspection Systems                      1,258      1,335
                                                 -------    -------
 Total                                           $ 4,173    $ 5,411

Income (Loss) from Operations:
 Undersea Systems                                $  (585)   $   213
 Container Inspection Systems                       (202)       (20)
                                                 -------    -------
 Total                                           $  (787)   $   193

Identifiable Assets:
 Undersea Systems                                $11,240    $11,317
 Container Inspection Systems                      2,945      2,488
 Corporate Assets                                  2,343      4,226
                                                 -------    -------
 Total                                           $16,528    $18,031
                                                 =======    =======

Revenues by geographic area for the quarter ended December 31, 2000 and 1999 were as follows:


Geographic Area                              2000       1999
                                           ------     ------

United States                              $2,877     $3,159
Japan                                         199        693
Other                                       1,097      1,559
                                           ------     ------
Total                                      $4,173     $5,411
                                           ======     ======


6.   Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $2,000 variable rate revolving note. The term note is payable in 84 consecutive equal monthly installments of principal with interest at either prime (9.50% at December 31, 2000) less 0.50% or LIBOR (6.56% at December 31, 2000) plus 2.38%. At any time during the remaining term of the term note, the Company may elect to fix the interest rate at 2.25% above the Federal Home Loan Bank of Boston Classic Credit Rate (5.89% at December 31, 2000), as defined therein, or the Company may continue to pay interest at either prime less 0.50% or LIBOR plus 2.38%. The term note matures in August 2006. The revolving note expires on January 31, 2001. Advances under the revolving note are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the revolving note is either prime (9.50% at December 31, 2000) less 0.50% or LIBOR (6.56% at December 31, 2000) plus 2.38%. There were no advances outstanding under the revolving note as of December 31, 2000. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2000, the Company was not in compliance with one of these covenants. In February 2001, the Company obtained a waiver of this default and also obtained an extension of the maturity date of the revolving note until March 31, 2001. The Company is currently negotiating with its bank to have the financial covenants under the credit facility reset for the remainder of the year to ensure compliance based on its updated projections.
As the financial covenants have not yet been reset, the Company has classified the amounts outstanding under the term note as current. In addition, the Company and the bank are negotiating an extension of the maturity date of the revolving note until January 31, 2002.

7.   CEO Resignation

In January of 2001, the CEO of the Company resigned. In connection with his resignation the Company made a payment to the CEO of $55,000 in exchange for cancellation of his 64,500 outstanding stock options, continued availability to assist the Company for a specified period of time, and severance. This amount will be recorded as compensation expense during the quarter ended March 31, 2001.

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                            (Dollars in Thousands)

Results of Operations -- First quarter of fiscal year 2001 compared with first quarter of fiscal year 2000.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                            Quarter Ended
                                                 December 31, 2000   December 31, 1999
                                                 ------------------  ------------------
                                                              (unaudited)

Net Sales                                                 100.0%              100.0%

Cost of Sales                                              73.0%               60.7%
                                                         ------               -----
Gross Profit                                               27.0%               39.3%
Selling, General & Administrative Expenses                 30.7%               24.8%
Research and Development Expenses                          12.2%                8.6%
Amortization of Goodwill and Other
 Acquired Intangibles                                       3.0%                2.3%
                                                         ------               -----
Income (Loss) from Operations                            (18.9)%                3.6%
Interest Income                                             .5 %                 .5%
Interest Expense                                          (2.5)%               (2.0)%
                                                         ------               -----
Income (Loss) Before Provision (Benefit)
 for Income Taxes                                        (20.9)%                2.1%

Provision (Benefit) for Income Taxes                      (6.3)%                 .6%
                                                         ------               -----
Net Income (Loss)                                        (14.6)%                1.5%
                                                         ======               =====



Sales. Net sales decreased by 22.9% in the first quarter of fiscal year 2001 to $4,173 as compared to $5,411 in the first quarter of fiscal year 2000. Sales of the Undersea Systems Division decreased by 28.5% to $2,915 in the first quarter of fiscal year 2001 as compared to $4,076 in the first quarter of fiscal year 2000. This decrease is a result of continued softness in the markets served by the Undersea Systems Division. The decrease in sales extended to almost all of the product areas, with the exception of acoustic and glass flotation. Sales of the Container Inspection Systems Division decreased by 5.8% to $1,258 in the first quarter of fiscal year 2001 as compared to $1,335 in the first quarter of fiscal year 2000. The decrease resulted largely from the timing of orders.

Gross Profit. Gross Profit decreased by 47.0% to $1,127 for the first quarter of fiscal year 2001 as compared to $2,125 for the first quarter of fiscal year 2000. As a percentage of sales, gross profit was 27.0% in the first quarter of fiscal year 2001 as compared to 39.3% in the first quarter of fiscal year 2000. The decrease in gross profit percentage is attributed primarily to unabsorbed overhead resulting from decreased sales volume, product mix, new product startup costs and inventory related provisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 4.8% to $1,280 for the first quarter of fiscal year 2001 as compared to $1,345 in the first quarter of fiscal year 2000. As a percentage of sales, selling, general and administrative expenses increased to 30.7% in the first quarter of fiscal year 2001 as compared to 24.8% for the first quarter of fiscal year 2000. The decrease in selling, general, and administrative dollars is a result of the removal of duplicate expenses relating to the integration of the operations of Datasonics, Inc. in the first quarter of fiscal year 2000. The increase in percentage of sales is a result of lower sales volume.

Research and Development Expenses. Research and development expenses increased 9.5% to $508 for the first quarter of fiscal year 2001 as compared to $464 in the first quarter of fiscal year 2000. As a percentage of sales, research and development expenses increased to 12.2% of sales in the first quarter of fiscal year 2001 from 8.6% in the first quarter of fiscal year 2000. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $126 in the first quarter of fiscal year 2001 as compared to $123 in the first quarter of fiscal 2000. The amortization of goodwill and other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $21 in the first quarter of fiscal year 2001 as compared to $28 in the first quarter of fiscal year 2000. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest Expense decreased to $104 in the first quarter of fiscal year 2001 as compared to $109 in the first quarter of fiscal year 2000. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased to $(261) in the first quarter of fiscal year 2001 as compared to $34 in the first quarter of fiscal year 2000. The effective tax rate used in the first quarter of fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $1,070 from September 30, 2000 to December 31, 2000. Cash of $557 was used in operating activities, primarily the result of the net loss incurred during the quarter offset by depreciation and amortization and changes in
operational assets and liabilities.   The Company also used $317 and $196 of
cash in its investing and financing activities, respectively. Investing activities represents primarily the purchase of capital equipment and financing activities represents the payment of the installment payments on the term note.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $2,000 variable rate revolving note. The term note matures in August 2006. The revolving note expires on January 31, 2001. There were no advances outstanding under the revolving note as of December 31, 2000. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2000, the Company was not in compliance with one of these covenants. In February 2001, the Company obtained a waiver of this default and also obtained an extension of the maturity date of the revolving note until March 31, 2001. The Company is currently negotiating with its bank to have the financial covenants under the credit facility reset for the remainder of the year to ensure compliance based on its updated projections. In addition, the Company and the bank are negotiating an extension of the maturity date of the revolving note until January 31, 2002.

The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand and available credit facilities.



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

DATE:   February 14, 2001

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

 10.5    Severance Agreement with John L. Coughlin (13)

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

Exhibit
-------

 10.13   401(k) Retirement Plan (1993) (1)

 10.14   First Amendment to 401(k) Retirement Plan (2)

 10.15   Second Amendment to 401(k) Retirement Plan (2)

 10.16   Third Amendment to 401(k) Retirement Plan (3)

 10.17   401(k) Retirement Plan (1999) (8)

 10.18   First Amendment to 1999 401(k) Retirement Plan (11)

 10.19   Second Amendment to 1999 401(k) Retirement Plan (11)

 10.20   Supplemental Executive Retirement Plan (1)

 10.21   1990 Stock Option Plan (1)

 10.22   Stock Option Plan for Non-Employee Directors (1)

 10.23   1998 Non-Employee Directors' Stock Option Plan (4)

 10.24   Benthos, Inc. 2000 Stock Incentive Plan (9)

 10.25   License Agreement between the ompany and The Penn
         State Research Foundation dated December 13, 1993 (1)

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

 10.32 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

 10.33 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

 10.34 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

 10.35 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

 21      Subsidiaries of the Registrant (1)

     (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.

     (2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.

     (3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.

     (4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.

     (5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.

     (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.

     (7) Previously filed as an exhibit to Registrant's Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.

     (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.

     (9) Previously filed as an exhibit to the Registrant's definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.

     (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.

     (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.

     (12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.

     (13) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.