Form 10QSB
period 2001-03-31
BENTHOS INC
filed 2001-05-14
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

Yes    X   No
      ---     ---


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                          1,387,149
      (Class)                                (Outstanding stock at May 11, 2001)

Transitional Small Business Disclosure Format (check one):

Yes          No  X
    ------     ------

                          BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                  FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                 MARCH 31, 2001

                                     INDEX

                                                                       Page  No.
                                                                       ---------

Face Sheet                                                                   1

Index                                                                        2

PART I
FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                  3
                 March 31, 2001 and
                 September 30, 2000

          Condensed Consolidated Statements of Operations (unaudited)        4
          Quarter and Six Months Ended
                March 31, 2001 and
                March 31, 2000

          Condensed Consolidated Statements of Cash Flow (unaudited)         5
          Six Months Ended
               March 31, 2001 and
               March 31, 2000

    Notes to Condensed Consolidated Financial Statements                     6

  Item 2.    Management's Discussion and Analysis                            9
             of Financial Condition and Results
             of Operations

PART II
OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                  14

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements
                         Benthos, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                   (in thousands, except per share amounts)
                                  (unaudited)

Assets                                      March 31, 2001   September 30, 2000
                                            --------------   ------------------
Current Assets:
Cash and Cash Equivalents                          $    51          $ 1,474
Accounts Receivable, Net                             3,328            3,448
Inventories                                          5,813            4,974
Prepaid Expenses and Other Current Assets               80              159
Deferred Tax Asset                                   1,354            1,354
                                                   -------          -------
Total Current Assets                                10,626           11,409


Property, Plant and Equipment, Net                   1,981            1,960
Other Assets, Net                                    4,312            4,496
                                                   -------          -------
                                                   $16,919          $17,865
                                                   =======          =======

Liabilities and Stockholders' Investment

Current Liabilities:
Note Payable                                       $    50          $    --
Current Portion of Long-Term Debt                      786              786
Accounts Payable                                     1,929            1,160
Accrued Expenses                                     1,277            1,729
Customer Deposits                                      388              350
                                                   -------          -------
Total Current Liabilities                            4,430            4,025
                                                   -------          -------

Long-Term Debt, Net of Current Portion               3,470            3,863

Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
 Authorized - 7,500 Shares
 Issued - 1,653 Shares at March 31, 2001
 and September 30, 2000                                110              110
Capital in Excess of Par Value                       1,569            1,569
Retained Earnings                                    7,971            8,959
Treasury Stock, at Cost                               (631)            (661)
                                                   -------          -------
Total Stockholders' Investment                       9,019            9,977
                                                   -------          -------
                                                   $16,919          $17,865
                                                   =======          =======



See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)

                                          Quarter Ended       Six Months Ended
                                            March 31,            March 31,
                                           2001      2000       2001       2000
                                        -------    ------    -------    -------

Net Sales                               $ 4,717    $5,237    $ 8,890    $10,648

Cost of Sales                             3,056     2,638      6,102      5,924
                                        -------    ------    -------    -------
Gross Profit                              1,661     2,599      2,788      4,724

Selling, General &
   Administrative Expenses                1,400     1,601      2,680      2,945
Research and Development
   Expenses                                 590       457      1,098        922
Amortization of Goodwill
   and Other Acquired
   Intangibles                              126       130        252        254
                                        -------    ------    -------    -------
Income (Loss) from Operations              (455)      411     (1,242)       603

Interest Income                               6        12         27         41
Interest Expense                            (93)      (96)      (197)      (205)
                                        -------    ------    -------    -------
Income before (Benefit) Provision
   for Income Taxes                        (542)      327     (1,412)       439
Provision (Benefit) for Income Taxes       (162)       98       (423)       132
                                        -------    ------    -------    -------
Net Income (Loss)                       $  (380)   $  229    $  (989)   $   307
                                        =======    ======    =======    =======

Basic Earnings (Loss) Per Share         $ (0.28)   $ 0.17    $ (0.72)   $  0.22
                                        =======    ======    =======    =======

Diluted Earnings (Loss) Per Share       $( 0.28)   $ 0.16    $( 0.72)   $  0.22
                                        =======    ======    =======    =======

Weighted Average
  Common Shares Outstanding               1,382     1,376      1,380      1,372
                                        =======    ======    =======    =======

Weighted Average
  Common Shares Outstanding,
  Assuming Dilution                       1,382     1,419      1,380      1,416
                                        =======    ======    =======    =======



See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                       March 31, 2001    March 31, 2000
                                                      -----------------  ---------------
Cash Flows from Operating Activities:

Net Income (Loss)                                              $  (989)         $   307

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Used in Operating Activities:
  Depreciation and Amortization                                    601              638
Changes in Assets and Liabilities:
  Accounts Receivable                                              120           (1,236)
  Inventories                                                     (839)             148
  Prepaid Expenses and Other Current Assets                         79              604
  Accounts Payable and Accrued Expenses                            317             (656)
  Customer Deposits                                                 38             (114)
                                                               -------          -------
Net Cash Used in Operating Activities                             (673)            (309)

Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment                      (325)            (265)
  Increase in Other Assets                                         (82)            (263)
                                                               -------          -------
Net Cash Used in Investing Activities                             (407)            (528)

Cash Flows from Financing Activities:
       Borrowings on Revolving Note                                 50               --
  Exercise of Stock Options                                         --               23
  Payments on Long-Term Debt                                      (393)            (393)
                                                               -------          -------
  Net Cash Used in Financing Activities                           (343)            (370)
                                                               -------          -------
Net Decrease in Cash and Cash Equivalents                       (1,423)          (1,207)

Cash and Cash Equivalents, Beginning of Period                   1,474            2,930
                                                               -------          -------
Cash and Cash Equivalents, End of Period                       $    51          $ 1,723
                                                               =======          =======
Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                                $   199          $   204
                                                               =======          =======
  Income Taxes Paid, Net of Refunds                            $    50          $   100
                                                               =======          =======
Supplemental Disclosure of Noncash Activities:
  Issuance of Treasury Stock to the Company's ESOP             $    30          $    74
                                                               =======          =======





See accompanying notes to Condensed Consolidated Financial Statements

                          Benthos, Inc. and Subsidiary
             Notes to Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)


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

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                         March 31, 2001  September 30, 2000
                         --------------  ------------------

      Raw Materials              $  433              $  423

      Work-in-Process             5,363               4,538

      Finished Goods                 17                  13
                                 ------              ------
                                 $5,813              $4,974
                                 ======              ======

4.  Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                                    Quarter Ended  Six Months Ended
                                                      March 31,       March 31,
                                                      2001   2000     2001     2000
                                                     -----  -----    -----    -----
Basic weighted average common shares outstanding     1,382  1,376    1,380    1,372
Weighted average common share equivalents               --     43      - -       44
                                                     -----  -----    -----    -----
Diluted weighted average shares outstanding          1,382  1,419    1,380    1,416
                                                     =====  =====    =====    =====

The following securities were not included in computing earnings per share because their effects would be anti-dilutive.

                                                    Quarter Ended  Six Months Ended
                                                      March 31,       March 31,
                                                      2000   1999     2001     2000
                                                      ----   ----     ----  -------
Options to purchase common stock                       232    133      215      134
                                                      ====   ====     ====  =======

5.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                      Quarter Ended     Six Months Ended
                                        March 31,           March 31,
                                       2001      2000      2001       2000
                                     ------    ------   -------    -------
Sales to Unafilliated Customers:
 Undersea Systems                    $3,468    $3,397   $ 6,383    $ 7,474
 Container Inspection Systems         1,249     1,840     2,507      3,174
                                     ------    ------   -------    -------
 Total                               $4,717    $5,237   $ 8,890    $10,648

Income (Loss) from Operations:
 Undersea Systems                    $ (391)   $   96   $  (976)   $   309
 Container Inspection Systems           (64)      315      (266)       294
                                     ------    ------   -------    -------
 Total                               $ (455)   $  411   $(1,242)   $   603

Identifiable Assets:
 Undersea Systems                                       $11,693    $11,990
 Container Inspection Systems                             3,275      2,481
 Corporate Assets                                         1,951      3,557
                                                        -------    -------
 Total                                                  $16,919    $18,028
                                                        =======    =======


Revenues by geographic area were as follows:
                                       Quarter Ended         Six Months Ended
                                         March 31,               March 31,
                                          2001     2000    2001     2000
Geographic Area                        -------  ------   -----   ------

United States                           $3,269   $2,962  $6,148  $ 6,121
Other                                    1,448    2,275   2,742    4,527
                                        ------   ------  ------  -------
Total                                   $4,717   $5,237  $8,890  $10,648
                                        ======   ======  ======  =======

6.  Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $700 variable rate revolving note. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (8.0% at March 31, 2001) plus 0.50%. The term note matures in August 2006. The revolving note expires on January 31, 2002. Advances under the revolving note are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the revolving note is prime (8.0% at March 31, 2001) plus 1.50%. There were $50 in advances outstanding under the revolving note as of March 31, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. During the second quarter, the bank reset the financial covenants under the credit facility for the remainder of the fiscal year based on updated projections received from the Company and reduced the amount of the variable rate revolving note from $2,000 to $700. As of March 31, 2001, the Company was in compliance with these revised covenants.


7.   CEO Resignation

In January of 2001, the CEO of the Company resigned. In connection with his resignation, the Company made a payment to the CEO of $55,000 in exchange for cancellation of his 64,500 outstanding stock options, continued availability to assist the Company for a specified period of time, and severance. This amount was recorded as compensation expense during the quarter ended March 31, 2001.

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in Thousands)

Results of Operations -- Second quarter of fiscal year 2001 compared with second quarter of fiscal year 2000.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                       Quarter Ended
                                              March 31, 2001   March 31, 2000
                                              ---------------  ---------------
(unaudited)

Net Sales                                              100.0%           100.0%

Cost of Sales                                           64.8%            50.4%
                                                      ------            -----
Gross Profit                                            35.2%            49.6%
Selling, General & Administrative Expenses              29.7%            30.6%
Research and Development Expenses                       12.5%             8.7%
Amortization of Goodwill and Other
 Acquired Intangibles                                    2.6%             2.5%
                                                      ------            -----
Income (Loss) from Operations                           (9.6)%            7.8%
Interest Income                                           .1%              .2%
Interest Expense                                        (2.0)%           (1.8)%
                                                      ------            -----
Income (Loss) Before Provision (Benefit)
 for Income Taxes                                      (11.5)%            6.2%

Provision (Benefit) for Income Taxes                    (3.4)%            1.8%
                                                      ------            -----
Net Income (Loss)                                       (8.1)%            4.4%
                                                      ======            =====



Sales. Net sales decreased by 9.9% in the second quarter of fiscal year 2001 to $4,717 as compared to $5,237 in the second quarter of fiscal year 2000. Sales of the Undersea Systems Division increased by 2.1% to $3,468 in the second quarter of fiscal year 2001 as compared to $3,397 in the second quarter of
fiscal year 2000.   This increase was experienced in the Company's acoustic and geophysical hydrophone product lines while the remaining product lines of the Undersea Systems Division experienced the continued softness in their served markets. Sales of the Container Inspection Systems Division decreased by 32.1% to $1,249 in the second quarter of fiscal year 2001 as compared to $1,840 in the second quarter of fiscal year 2000. The decrease resulted largely from large project orders in the second quarter of fiscal year 2000 which were not repeated in the second quarter of fiscal year 2001.

Gross Profit. Gross Profit decreased by 36.1% to $1,661 for the second quarter of fiscal year 2001 as compared to $2,599 for the second quarter of fiscal year 2000. As a percentage of sales, gross profit was 35.2% in the second quarter of fiscal year 2001 as compared to 49.6% in the second quarter of fiscal year 2000. The decrease in gross profit percentage is attributed primarily to the higher sales mix of Undersea Systems Division products, which carry a lower gross profit than the products of the Container Inspection Systems Division and unabsorbed overhead resulting from decreased sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 12.6% to $1,400 for the second quarter of fiscal year 2001 as compared to $1,601 in the second quarter of fiscal year 2000. As a percentage of sales, selling, general and administrative expenses decreased to 29.7% in the second quarter of fiscal year 2001 as compared to 30.6% for the second quarter of fiscal year 2000. The decrease in selling, general, and administrative dollars and percent to sales is a result of the removal of duplicate expenses relating to the integration of the operations of Datasonics, Inc. and reduced headcount compared to the second quarter of fiscal year 2000. This was offset, somewhat, by expenses in the second quarter of fiscal year 2001 related to the resignation of the CEO, such as search fees for a successor and severance costs.

Research and Development Expenses. Research and development expenses increased 29.1% to $590 for the second quarter of fiscal year 2001 as compared to $457 in the second quarter of fiscal year 2000. As a percentage of sales, research and development expenses increased to 12.5% of sales in the second quarter of fiscal year 2001 from 8.7% in the second quarter of fiscal year 2000. The increase in the overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $126 in the second quarter of fiscal year 2001 as compared to $130 in the second quarter of fiscal 2000. The amortization of goodwill and other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $6 in the second quarter of fiscal year 2001 as compared to $12 in the second quarter of fiscal year 2000. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest Expense decreased to $93 in the second quarter of fiscal year 2001 as compared to $96 in the second quarter of fiscal year 2000. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased to $(162) in the second quarter of fiscal year 2001 as compared to $98 in the second quarter of fiscal year 2000. The effective tax rate used in the second quarter of fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations - Six months of fiscal year 2001 compared with six months of fiscal year 2000.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:


                                                      Six Months Ended
                                               March 31, 2001    March 31, 2000
                                              -----------------  ---------------
Net Sales                                             100.0%           100.0%

Cost of Sales                                          68.6%            55.6%
                                                     ------            -----
Gross Profit                                           31.4%            44.4%
Selling, General & Administrative Expenses             30.1%            27.6%
Research and Development Expenses                      12.4%             8.7%
Amortization of Goodwill and
   Other Acquired Intangibles                           2.8%             2.4%
                                                     ------            -----
Income (Loss) from Operations                         (13.9)%            5.7%
Interest Income                                          .3%              .4%
Interest Expense                                       (2.2)%           (2.0)%
                                                     ------            -----
Income (Loss) Before Provision (Benefit)
  for Income Taxes                                    (15.8)%            4.1%

Provision (Benefit) for Income Taxes                   (4.7)%            1.2%
                                                     ------            -----
Net Income (Loss)                                     (11.1)%            2.9%
                                                     ======            =====



Sales. Net sales decreased by 16.5% in the first six months of fiscal year 2001 to $8,890 as compared to $10,648 in the first six months of fiscal year 2000. Sales of the Undersea Systems Division increased by 14.6% to $6,383 in the first six months of fiscal year 2001 as compared to $7,474 in the first six months of fiscal year 2000. This decrease is a result of continued softness in the markets served by the Undersea Systems Division. The decrease in sales extended to almost all of the product areas, with the exception of acoustic and geophysical hydrophone product lines, as compared to the first six months of fiscal year
2000.   Sales of the Container Inspection Systems Division decreased by 21.0% to
$2,507 in the first six months of fiscal year 2001 as compared to $3,174 in the first six months of fiscal year 2000. The decrease resulted largely from large project orders in the second quarter of fiscal year 2000 which were not repeated in the second quarter of fiscal year 2001.

Gross Profit. Gross Profit decreased by 41.0% to $2,788 for the first six months of fiscal year 2001 as compared to $4,724 for the first six months of fiscal year 2000. As a percentage of sales, gross profit was 31.4% in the first six months of fiscal year 2001 as compared to 44.4% in the first six months of fiscal year 2000. The decrease in gross profit percentage is attributed primarily to the higher sales mix of Undersea Systems Division products, which carry a lower gross profit than the products of the Container Inspection Systems Division, unabsorbed overhead resulting from decreased sales volume, and inventory related provisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 9.0% to $2,680 for the first six months of fiscal year 2001 as compared to $2,945 in the first six months of fiscal year 2000. As a percentage of sales, selling, general and administrative expenses increased to 30.1% in the first six months of fiscal year 2001 as compared to 27.6% for the first six months of fiscal year 2000. The decrease in selling, general, and administrative expenses in dollars is a result of the removal of duplicate expenses relating to the integration of the operations of Datasonics, Inc. and reduced headcount compared to the first six months of fiscal year 2000. This was offset, somewhat, by expenses in the first six months of fiscal year 2001 related to the resignation of the CEO, such as search fees for a successor and severance costs. The increase in percent to sales is related to the decrease in sales volume.

Research and Development Expenses. Research and development expenses increased 19.1% to $1098 for the first six months of fiscal year 2001 as compared to $922 in the first six months of fiscal year 2000. As a percentage of sales, research and development expenses increased to 12.4% of sales in the first six months of fiscal year 2001 from 8.7% in the first six months of fiscal year 2000. The increase in the overall level of expenditures is due to investments in new product development. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $252 in the first six months of fiscal year 2001 as compared to $254 in the second quarter of fiscal 2000. The amortization of goodwill and other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $27 in the first six months of fiscal year 2001 as compared to $41 in the first six months of fiscal year 2000. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest expense was $197 in the first six months of fiscal year 2001 as compared to $205 in the first six months of fiscal year 2000. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased to $(423) in the first six months of fiscal year 2001 as compared to 132 in the first six months of fiscal year 2000. The effective tax rate used in the first halves of fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $1,423 from September 30, 2000 to March 31, 2001. Cash of $673 was used in operating activities, primarily the result of the net loss incurred during the first six months of fiscal year 2001 offset by depreciation and amortization and changes in operational assets and liabilities. The Company also used $407 and $343 of cash in its investing and financing activities, respectively. Investing activities represents primarily the purchase of capital equipment and financing activities represents the payment of the installment payments on the term note and borrowing under the revolving note.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $700 variable rate revolving note. The term note is payable in 84 consecutive equal monthly installments of principal with interest at either prime (8.0% at March 31, 2001) plus 0.50%. The term note matures in August 2006. The revolving note expires on January 31, 2002. Advances under the revolving note are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the revolving note is prime (8.0% at March 31, 2001) plus 1.5%. There were $50 in advances outstanding under the revolving note as of March 31, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. During the second quarter, the bank reset the financial covenants under the credit facility for the remainder of the fiscal year based on updated projections received from the Company and reduced the amount of the variable rate revolving note from $2,000 to $700. As of March 31, 2001, the Company was in compliance with these revised covenants.

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


                                               BENTHOS, INC

                                         By  /s/ Francis E. Dunne, Jr.
                                                Francis E. Dunne, Jr.
                                      Vice President, Chief Financial Officer,
                                                   and Treasurer
                                    (Principal Financial and Accounting Officer)
DATE:   May 14, 2001

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

10.16  Third Amendment to 401(k) Retirement Plan (3)

10.17  401(k) Retirement Plan (1999)(8)


10.18  First Amendment to 1999 401(k) Retirement Plan (11)

10.19  Second Amendment to 1999 401(k) Retirement Plan (11)

10.20  Third Amendment to 1999 401(k) Retirement Plan

10.21  Supplemental Executive Retirement Plan (1)

10.22  1990 Stock Option Plan (1)

10.23  Stock Option Plan for Non-Employee Directors(1)

10.24  1998 Non-Employee Directors' Stock Option Plan (4)

10.25  Benthos, Inc. 2000 Stock Incentive Plan (9)

10.26 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.27 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.28 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.29  General Release and Settlement Agreement between the Company and Lawrence
       W. Gray dated February 8, 1996 (1)

10.30 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.31 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.32 Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.33  First Amendment to Credit Agreement dated March 23, 2001

10.34 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.35 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.36 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.37 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

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