Form 10QSB
period 2001-07-01
BENTHOS INC
filed 2001-08-15
CIK 11390

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 1, 2001

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

                              Yes   X     No ___
                                   ---

State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                        1,387,149
           (Class)                       (Outstanding stock at August 14, 2001)

Transitional Small Business Disclosure Format (check one):

                              Yes  ___     No  X
                                              ---

                         BENTHOS, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                  FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                 JUNE 30, 2001

                                     INDEX

                                                                        Page No.
Face Sheet                                                                 1

Index                                                                      2

PART I
FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                3
               June 30, 2001 and
               September 30, 2000

          Condensed Consolidated Statements of Operations (unaudited)      4
          Quarter and Nine Months Ended
               June 30, 2001 and
               June 30, 2000

          Condensed Consolidated Statements of Cash Flow (unaudited)       5
          Nine Months Ended
               June 30, 2001 and
               June 30, 2000

          Notes to Condensed Consolidated Financial Statements             6

  Item 2. Management's Discussion and Analysis                             10
          of Financial Condition and Results of Operations

PART II
OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders              15

  Item 6. Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Benthos, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                   (in thousands, except per share amounts)
                                  (unaudited)

Assets                                        June 30, 2001   September 30, 2000
                                              -------------   ------------------
Current Assets:
Cash and Cash Equivalents                         $    40           $ 1,474
Accounts Receivable, Net                            3,598             3,448
Inventories                                         5,924             4,974
Prepaid Expenses and Other Current Assets              65               159
Deferred Tax Asset                                  1,354             1,354
                                                  -------           -------
Total Current Assets                               10,981            11,409


Property, Plant and Equipment, Net                  1,896             1,960
Other Assets, Net                                   4,179             4,496
                                                  -------           -------
                                                  $17,056           $17,865
                                                  =======           =======

Liabilities and Stockholders' Investment

Current Liabilities:
Note Payable                                      $   500           $    --
Current Portion of Long-Term Debt                   4,060               786
Accounts Payable                                    2,252             1,160
Accrued Expenses                                    1,030             1,729
Customer Deposits                                     223               350
                                                  -------           -------
Total Current Liabilities                           8,065             4,025
                                                  -------           -------

Long-Term Debt, Net of Current Portion                 --             3,863

Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
 Authorized - 7,500 Shares
 Issued - 1,653 Shares at June 30, 2001
 and September 30, 2000                               110               110
Capital in Excess of Par Value                      1,569             1,569
Retained Earnings                                   7,943             8,959
Treasury Stock, at Cost                              (631)             (661)
                                                  -------           -------
Total Stockholders' Investment                      8,991             9,977
                                                  -------           -------
                                                  $17,056           $17,865
                                                  =======           =======



See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                               Quarter Ended       Nine Months Ended
                                                  June 30,             June 30,
                                               2001      2000       2001       2000
                                              ------    ------    -------    -------
Net Sales                                     $5,115    $5,004    $14,005    $15,652

Cost of Sales                                  3,110     3,042      9,212      8,966
Gross Profit                                   2,005     1,962      4,793      6,686

Selling, General &
   Administrative Expenses                     1,528     1,188      4,208      4,133
Research and Development
   Expenses                                      300       348      1,398      1,270
Amortization of Goodwill
   and Other Acquired
   Intangibles                                   127       126        379        380
                                              ------    ------    -------    -------
Income (Loss) from Operations                     50       300     (1,192)       903

Interest Income                                   --        20         27         61
Interest Expense                                 (90)      (97)      (287)      (302)
                                              ------    ------    -------    -------
Income (Loss) before (Benefit) Provision
   for Income Taxes                              (40)      223     (1,452)       662
(Benefit) Provision for Income Taxes             (13)       67       (436)       199
                                              ------    ------    -------    -------
Net Income (Loss)                             $  (27)   $  156    $(1,016)   $   463
                                              ======    ======    =======    =======

Basic Earnings (Loss) Per Share               $(0.02)   $ 0.11    $ (0.74)   $  0.34
                                              ======    ======    =======    =======

Diluted Earnings (Loss) Per Share             $(0.02)   $ 0.11    $ (0.74)   $  0.33
                                              ======    ======    =======    =======
Weighted Average
   Common Shares Outstanding                   1,383     1,379      1,381      1,375
                                              ======    ======    =======    =======
Weighted Average
   Common Shares Outstanding,
   Assuming Dilution                           1,383     1,415      1,381      1,416
                                              ======    ======    =======    =======


See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                (in thousands)
                                  (unaudited)

                                                               Nine Months Ended
                                                      June 30, 2001     June 30, 2000
                                                   ------------------  --------------
Cash Flows from Operating Activities:

Net Income (Loss)                                       $ (1,016)       $    463

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Used in Operating Activities:
   Depreciation and Amortization                             866             859
Changes in Assets and Liabilities:
   Accounts Receivable                                      (150)         (1,210)
   Inventories                                              (950)            252
   Prepaid Expenses and Other Current Assets                  94             618
   Accounts Payable and Accrued Expenses                     393            (833)
   Customer Deposits                                        (127)           (161)
                                                      ----------       ---------
Net Cash Used in Operating Activities                       (890)            (12)

Cash Flows from Investing Activities:
   Purchases of Property, Plant and Equipment               (373)           (686)
   Increase in Other Assets                                  (82)           (272)
                                                      ----------       ---------
Net Cash Used in Investing Activities                       (455)           (958)

Cash Flows from Financing Activities:
   Borrowings on Revolving Note                              500              --
   Exercise of Stock Options                                  --              23
   Payments on Long-Term Debt                               (589)           (589)
                                                      ----------       ---------
   Net Cash Used in Financing Activities                     (89)           (566)
                                                      ----------       ---------
Net Decrease in Cash and Cash Equivalents                 (1,434)         (1,536)

Cash and Cash Equivalents, Beginning of Period             1,474           2,930
                                                      ----------       ---------
Cash and Cash Equivalents, End of Period                $     40        $  1,394
                                                      ==========       =========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                        $    291        $    302
                                                      ==========       =========
   Income Taxes Paid, Net of Refunds                    $     81        $    248
                                                      ==========       =========
Supplemental Disclosure of Noncash Activities:
   Issuance of Treasury Stock to the Company's ESOP     $     30        $     74
                                                      ==========       =========

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

3.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                         June 30, 2001  September 30, 2000
                         -------------  ------------------

      Raw Materials             $  441              $  423

      Work-in-Process            5,461               4,538

      Finished Goods                22                  13
                                ------              ------
                                $5,924              $4,974
                                ======              ======

4.  Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                                      Quarter Ended       Nine Months Ended
                                                         June 30,              June 30,
                                                      2001     2000        2001      2000
                                                     -----    -----       -----     -----
Basic weighted average common shares outstanding     1,383    1,379       1,381     1,375
Weighted average common share equivalents               --       36          --        41
                                                     -----    -----       -----     -----
Diluted weighted average shares outstanding          1,383    1,415       1,381     1,416
                                                     =====    =====       =====     =====

The following securities were not included in computing earnings per share because their effects would be anti-dilutive.

                                                      Quarter Ended       Nine Months Ended
                                                         June 30,              June 30,
                                                      2001     2000        2001      2000
                                                     -----    -----       -----     -----
Options to purchase common stock                       238      197         222       155
                                                     =====    =====       =====     =====

5.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Container Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                                      Quarter Ended       Nine Months Ended
                                                         June 30,              June 30,
                                                      2001     2000        2001      2000
                                                     -----    -----       -----     -----
Sales to Unaffiliated Customers:
 Undersea Systems                                   $3,724   $3,896    $10,107    $11,370
 Container Inspection Systems                        1,391    1,108      3,898      4,282
                                                    ------   ------    -------    -------
 Total                                              $5,115   $5,004    $14,005    $15,652

Income (Loss) from Operations:
 Undersea Systems                                   $   33   $  377    $  (908)   $   686
 Container Inspection Systems                           17      (77)      (284)       217
                                                    ------   ------    -------    -------
 Total                                              $   50   $  300    $(1,192)   $   903

Identifiable Assets:
 Undersea Systems                                                      $11,864    $12,226
 Container Inspection Systems                                            3,285      2,336
 Corporate Assets                                                        1,907      3,202
                                                                       -------    -------
 Total                                                                 $17,056    $17,764
                                                                       =======    =======

Revenues by geographic area were as follows:

                                         Quarter Ended   Nine Months Ended
                                           June 30,           June 30,
                                         2001     2000     2001     2000
Geographic Area                          ----     ----     ----     ----

United States                           $3,052   $3,671   $ 9,200  $ 9,792
Other                                    2,063    1,333     4,805    5,860
                                        ------   ------   -------  -------
Total                                   $5,115   $5,004   $14,005  $15,652
                                        ======   ======   =======  =======

6.   Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $800 variable rate revolving note. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (6.75% at June 30, 2001) plus 0.50%. The term note matures in August 2006. The revolving note expires on January 31, 2002. Advances under the revolving note are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the revolving note is prime (6.75% at June 30, 2001) plus 1.50%. There were $500 in advances outstanding under the revolving note as of June 30, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. During the second quarter, the bank reset the financial covenants under the credit facility for the remainder of the fiscal year based on updated projections received from the Company and reduced the amount of the variable rate note from $2,000 to $700. In June 2001, the bank increased the amount of the variable note from $700 to $800. As of June 30, 2001, the Company was not in compliance with two of these revised covenants and has requested a waiver of this default from the bank. As the Company has not yet received a waiver from the bank, the Company has classified the amounts under the term note as current.

7.   Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Acquired Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Also, under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective lives under SFAS No. 142.

The Company must adopt SFAS No. 141 and SFAS No. 142 on October 1, 2001. Upon adoption, goodwill will no longer be amortized. Amortization expense during the nine months ended June 30, 2001 related to goodwill was approximately $200. Instead, the Company must reassess impairment of goodwill and record any impairment during the three months ended December 31, 2001. The Company is currently assessing the impact of SFAS No. 142 related to any potential impairment of goodwill.

8.  Contingencies

From time to time the Company has disputes with parties to whom it sells products. The Company is currently involved in a dispute with a former distributor with respect to the payment to the Company of the sum of approximately $452 for products sold by the Company to the distributor. The Company has exercised its contractual right to arbitration, which is in process. Management does not believe the resolution of this dispute will have a materially adverse effect on its financial position.

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                            (Dollars in Thousands)

Results of Operations -- Third quarter of fiscal year 2001 compared with third quarter of fiscal year 2000.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                          Quarter Ended
                                                  June 30, 2001   June 30, 2000
                                                  -------------   -------------
                                                           (unaudited)

Net Sales                                             100.0%          100.0%

Cost of Sales                                          60.8%           60.8%
                                                      -----           -----
Gross Profit                                           39.2%           39.2%
Selling, General & Administrative Expenses             29.9%           23.7%
Research and Development Expenses                       5.9%            7.0%
Amortization of Goodwill and Other
 Acquired Intangibles                                   2.4%            2.5%
                                                      -----           -----
Income from Operations                                  1.0%            6.0%
Interest Income                                          --              .4%
Interest Expense                                      (1.8)%           (1.9)%
                                                      -----           -----
Income (Loss) Before (Benefit) Provision
 For Income Taxes                                      (.8)%            4.5%

(Benefit) Provision for Income Taxes                   (.3)%            1.4%
                                                      -----           -----
Net Income (Loss)                                      (.5)%            3.1%
                                                      =====           =====

Sales. Net sales increased by 2.2% in the third quarter of fiscal year 2001 to $5,115 as compared to $5,004 in the third quarter of fiscal year 2000. Sales of the Container Inspection Systems Division increased by 25.5% to $1,391 in the third quarter of fiscal year 2001 as compared to $1,108 in the third quarter of fiscal year 2000. The increase resulted largely from an increase in orders received in the third quarter of fiscal year 2001 which as compared to the third quarter of fiscal year 2000. Sales of the Undersea Systems Division decreased by 4.4% to $3,724 in the third quarter of fiscal year 2001 as compared to $3,896
in the third quarter of fiscal year 2000.   This decrease was experienced in
several of the product lines of the Undersea Systems Division which is still experiencing the continued softness in several of the markets it serves, and was partially offset by improvements in sales in the Company's acoustic, geophysical, flotation and imaging product lines.

Gross Profit. Gross Profit increased by 2.2% to $2,005 for the third quarter of fiscal year 2001 as compared to $1,962 for the third quarter of fiscal year 2000. As a percentage of sales, gross profit was 39.2% in the third quarters of fiscal years 2001 and 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 28.6% to $1,528 for the third quarter of fiscal year 2001 as compared to $1,188 in the third quarter of fiscal year 2000. As a percentage of sales, selling, general and administrative expenses increased to 29.9% in the third quarter of fiscal year 2001 as compared to 23.7% for the third quarter of fiscal year 2000. The increase in selling, general, and administrative dollars and percent to sales is a result of increased commissions and selling expenses, expenses related to the transition of executive management, and provisions related to accounts receivable.

Research and Development Expenses. Research and development expenses decreased 13.8% to $300 for the third quarter of fiscal year 2001 as compared to $348 in the third quarter of fiscal year 2000. As a percentage of sales, research and development expenses decreased to 5.9% of sales in the third quarter of fiscal year 2001 from 7.0% in the third quarter of fiscal year 2000. The overall level of expenditures is due to investments in new product development and is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $127 in the third quarter of fiscal year 2001 as compared to $126 in the third quarter of fiscal 2000. The amortization of goodwill and other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $0 in the third quarter of fiscal year 2001 as compared to $20 in the third quarter of fiscal year 2000. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest Expense decreased to $90 in the third quarter of fiscal year 2001 as compared to $97 in the third quarter of fiscal year 2000. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

(Benefit) Provision for Income Taxes. The (benefit) provision for income taxes decreased to $(13) in the third quarter of fiscal year 2001 as compared to $67 in the third quarter of fiscal year 2000. The effective tax rate used in the third quarter of fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in thousands)

Results of Operations - Nine months of fiscal year 2001 compared with nine months of fiscal year 2000.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                       Nine Months Ended
                                                June 30, 2001     June 30, 2000
                                              ------------------  --------------
Net Sales                                                 100.0%        100.0%

Cost of Sales                                              65.8%         57.3%
                                                         ------         -----
Gross Profit                                               34.2%         42.7%
Selling, General & Administrative Expenses                 30.0%         26.4%
Research and Development Expenses                          10.0%          8.1%
Amortization of Goodwill and
   Other Acquired Intangibles                               2.7%          2.4%
                                                         ------         -----
Income (Loss) from Operations                              (8.5)%         5.8%
Interest Income                                              .2%           .4%
Interest Expense                                           (2.1)%        (1.9)%
                                                         ------         -----
Income (Loss) Before (Benefit) Provision
  for Income Taxes                                        (10.4)%         4.3%

(Benefit) Provision for Income Taxes                       (3.1)%         1.3%
                                                         ------         -----
Net Income (Loss)                                          (7.3)%         3.0%
                                                         ======         =====

Sales. Net sales decreased by 10.5% in the first nine months of fiscal year 2001 to $14,005 as compared to $15,652 in the first nine months of fiscal year 2000. Sales of the Container Inspection Systems Division decreased by 9.0% to $3,898 in the first nine months of fiscal year 2001 as compared to $4,282 in the first nine months of fiscal year 2000. The decrease resulted largely from large project orders in fiscal year 2000, which were not repeated in fiscal year 2001. Sales of the Undersea Systems Division decreased by 11.1% to $10,107 in the first nine months of fiscal year 2001 as compared to $11,370 in the first nine months of fiscal year 2000. This decrease is a result of continued softness in the markets served by the Undersea Systems Division. The decrease in sales extended to almost all of the product areas, with the exception of acoustic, flotation, and geophysical hydrophone product lines, as compared to the first nine months of fiscal year 2000.

Gross Profit. Gross Profit decreased by 28.3% to $4,793 for the first nine months of fiscal year 2001 as compared to $6,686 for the first nine months of fiscal year 2000. As a percentage of sales, gross profit was 34.2% in the first nine months of fiscal year 2001 as compared to 42.7% in the first nine months of fiscal year 2000. The decrease in gross profit percentage is attributed primarily to the higher sales mix of Undersea Systems Division products, which carry a lower gross profit than the products of the Container Inspection Systems Division, unabsorbed overhead resulting from decreased sales volume, and inventory related provisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 1.8% to $4,208 for the first nine months of fiscal year 2001 as compared to $4,133 in the first nine months of fiscal year 2000. As a percentage of sales, selling, general and administrative expenses increased to 30.0% in the first nine months of fiscal year 2001 as compared to 26.4% for the first nine months of fiscal year 2000. The increase in selling, general, and administrative expenses in dollars is a result of increased commissions expense and expenses related to the resignation of the former CEO, such as search fees for a successor and severance costs, and provisions related to accounts receivable, offset by the removal of duplicate expenses relating to the integration of the operations of Datasonics, Inc. in the first nine months of fiscal year 2000. The increase in selling, general and administrative expenses as a percentage of sales is related to the decrease in sales volume.

Research and Development Expenses. Research and development expenses increased 10.1% to $1,398 for the first nine months of fiscal year 2001 as compared to $1,270 in the first nine months of fiscal year 2000. As a percentage of sales, research and development expenses increased to 10.0% of sales in the first nine months of fiscal year 2001 from 8.1% in the first nine months of fiscal year 2000. The increase in the overall level of expenditures is due to investments in new product development. The level of expenditures is consistent with the Company's current operational plans.

Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $379 in the first nine months of fiscal year 2001 as compared to $380 in the first nine months of fiscal 2000. The amortization of goodwill and other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $27 in the first nine months of fiscal year 2001 as compared to $61 in the first nine months of fiscal year 2000. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest expense was $287 in the first nine months of fiscal year 2001 as compared to $302 in the first nine months of fiscal year 2000. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

(Benefit) Provision for Income Taxes. The (benefit) provision for income taxes was $(436) in the first nine months of fiscal year 2001 as compared to $199 in the first nine months of fiscal year 2000. The effective tax rate used in the first nine months of fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $1,434 from September 30, 2000 to June 30, 2001. Cash of $890 was used in operating activities, primarily the result of the net loss incurred during the first nine months of fiscal year 2001 offset by depreciation and amortization and changes in operational assets and liabilities. The Company also used $455 and $89 of cash in its investing and financing activities, respectively. Investing activities represents primarily the purchase of capital equipment and financing activities represents the payment of the installment payments on the term note and borrowing under the revolving note.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $800 variable rate revolving note. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (6.75% at June 30, 2001) plus 0.50%. The term note matures in August 2006. The revolving note expires on January 31, 2002. Advances under the revolving note are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the revolving note is prime (6.75% at June 30, 2001) plus 1.5%. There were $500 in advances outstanding under the revolving note as of June 30, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. During the second quarter, the bank reset the financial covenants under the credit facility for the remainder of the fiscal year based on updated projections received from the Company and reduced the amount of the variable rate note from $2,000 to $700. In June 2001, the bank increased the amount of the variable note from $700 to $800. As of June 30, 2001, the Company was not in compliance with two of these revised covenants and has requested a waiver of this default from the bank. As the Company has not yet received a waiver from the bank, the Company has classified the amounts under the term note as current.

The Company believes it will be able to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand and available credit facilities or, if the Company is not able to amend its current credit facility on terms it deems acceptable, through alternative credit facilities. There is no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) A Special Meeting in lieu of the Annual Meeting of Shareholders of the Registrant (the "Meeting") was held on May 4, 2001.

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

(c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

(i)   Election of Directors:

         Nominee                        For          Withheld

         A. Theodore Mollegen, Jr.      1,214,062    15,458
         Stephen D. Fantone             1,213,296    16,224

      The directors whose term of office as a director continued after the Meeting are Arthur L. Fatum, Thurman F. Naylor, Samuel O. Raymond and Gary
      K. Willis.

(ii) Authorization of appointment of Arthur Andersen LLP as independent auditors for 2001:

         For             Against            Abstain

         1,226,188       3,582              2,050


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

DATE:   August 14, 2001

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

10.2      Amendment to Employment Contract with Samuel O. Raymond (2)

10.3      Employment Contract with John L. Coughlin (1)

10.4      Amended and Restated Employment Agreement with John L. Coughlin (10)

10.5      Severance Agreement with John L. Coughlin (13)

10.6      Employment Agreement with Ronald L. Marsiglio dated May 21, 2001.

10.7      Employment Agreement with Francis E. Dunne, Jr. (11)

10.8      Employee Stock Ownership Plan (1)

10.9      First Amendment to Employee Stock Ownership Plan (2)

10.10     Second Amendment to Employee Stock Ownership Plan (8)

10.11     Third Amendment to Employee Stock Ownership Plan (8)

10.12     Fourth Amendment to Employee Stock Ownership Plan (11)

10.13     Fifth Amendment to Employee Stock Ownership Plan (11)

10.14     401(k) Retirement Plan (1993)(1)

10.15     First Amendment to 401(k) Retirement Plan (2)

10.16     Second Amendment to 401(k) Retirement Plan (2)

10.17     Third Amendment to 401(k) Retirement Plan (3)

10.18     401(k) Retirement Plan (1999)(8)

10.19     First Amendment to 1999 401(k) Retirement Plan (11)

10.20     Second Amendment to 1999 401(k) Retirement Plan (11)

10.21     Third Amendment to 1999 401(k) Retirement Plan (14)

10.22     Supplemental Executive Retirement Plan (1)

10.23     1990 Stock Option Plan (1)

10.24     Stock Option Plan for Non-Employee Directors(1)

10.25     1998 Non-Employee Directors' Stock Option Plan (4)

10.26     Benthos, Inc. 2000 Stock Incentive Plan (9)

10.27 License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.28 Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.29 Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.30 General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

10.31 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.32 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994
          (1)

10.33 Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.34     First Amendment to Credit Agreement dated March 23, 2001 (14)

10.35 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.36 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.37 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.38 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

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

          (14) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.