Form 10KSB40
period 2001-09-30
BENTHOS INC
filed 2001-12-28
CIK 11390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transitional period from        to

                         Commission File No. 0-029024

                               -----------------

                                 BENTHOS, INC.
                 (Name of Small Business Issuer in Its Charter

                    Massachusetts                        04-2381876
           (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)            Identification No.)

    49 Edgerton Drive, No. Falmouth, Massachusetts           02556
      (Address of Principal Executive Offices)            (Zip Code)

                                 508-563-1000
               (Issuer's Telephone Number, Including Area Code)

                               -----------------

             Securities registered under Section 12(b) of the Act:

                 Title of Each Class    Name of Each Exchange on
                                            Which Registered
                        None

             Securities registered under Section 12(g) of the Act:

                       Common Stock, $.06 2/3 par value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

   The registrant had total operating revenues of $18,021,000 for its most recent fiscal year ended September 30, 2001.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 14, 2001, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $4.00 per share was $3,614,680. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   1,383,102 Shares of Common Stock, as of December 14, 2001

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

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

   Benthos, Inc. (the "Company") was founded in 1962 to act as a manufacturer of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 39 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division (formerly called the Container Inspection Systems Division).

   Historically, the Company has focused its efforts on the Undersea Systems marketplace with particular emphasis placed on the military and government markets. Early in the 1990's, funding for these markets declined and the Company's sales to these markets suffered a corresponding reduction. As a result, the Company shifted its priorities to business development efforts in commercial markets. These markets include the geophysical industry, where the Company's hydrophone products are used in the search for oil and gas deposits offshore, as well as the scientific research, nuclear inspection and environmental markets. Also as a result of these efforts, added resources were applied to the Company's Package Inspection Systems Division. A series of new products was introduced and these products gained rapid acceptance into major market segments such as the beer and beverage markets. The Company plans to continue its emphasis on these markets in the future independent of any recovery in the levels of government funding for the military market.

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

Package Inspection Systems Division

   The Company's Package Inspection Systems Division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical, dairy, beer and beverage industries. The customers for these systems include manufacturers of products packaged in bottles, cans, glass jars, plastic containers and assorted vacuum or pressurized containers with metal and plastic caps. These systems are marketed under the trade name "TapTone." TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal integrity, low or high pressure or vacuum, and similar packaging defects. TapTone systems may be used on-line as continuous inspection systems that operate at production speeds or as off-line inspection systems to periodically validate package integrity.

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

   Acoustic releases are used to release underwater anchored products, allowing them to float to the surface, in response to an acoustic command signal transmitted from the surface. The acoustic release product line includes both deep water (up to 12,000 meters), heavy duty, releases as well as shallow water (up to 600 meters), light duty, low cost releases. Releases may be operated with companion deck control units.

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

   The Company's hydrophone product line includes sophisticated versions that offer high sensitivity and can operate at great depth without significant variation in response, as well as low cost hydrophones for the seismic research industry that are produced in high production volumes. The Company's hydrophone products may be used with companion amplifiers that convert the electrical signals to usable formats and they may be integrated into arrays, which are groupings of hydrophones assembled together in long tubes for the purpose of added acoustic sensitivity and for listening to acoustic signals over a long distance. The Company holds a U.S. patent on its pressure-sensitive switch which enables the hydrophones to be sold in the export market.

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

   The Company's imaging products are used in research to photograph underwater wildlife and geological formations. Imaging products are also used in the commercial market to photograph underwater structures, such as oil rigs and shipwrecks, for the purposes of inspection. Imaging products are also employed in military applications to remotely inspect underwater objects such as mines. The Company is presently engaged in discussions relating to the divestiture of this product line.

  d. Remotely Operated Vehicles (ROVs)

   ROVs are unmanned underwater vehicles that are controlled from the surface by a skilled operator. The Company's ROV product line includes a number of specialized designs that are aimed at specific markets. These markets include the research sector, where ROVs may be used as a camera delivery system for visual documentation and inspection; the nuclear power sector, where they are used to perform inspections and light work tasks in radioactive cooling water pools; and the government sector (military, state and local municipalities) where they may be used for remote inspection and to retrieve or deliver objects. The Company's ROV products are also used for dam and hydroelectric plant inspections as well as sewer and pipeline inspections. ROV systems have also been used by the entertainment industry.

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

  g. Locator Pingers and Transponders

   Locator pingers are small acoustic transmitters designed to operate in water to produce a steady acoustic signal. Using a suitable receiver, an underwater object equipped with a locator pinger may be found by listening for the pinger's pressure-emitted signal. Locator pingers are most commonly installed on commercial and military flight data and voice recorders ("black boxes") but may also be used on other objects such as torpedoes, remotely operated vehicles and shipping containers.

   Locator transponders are similar to pingers, which enable a diver to determine range, in addition to bearing, as an added feature. Customers for transponders primarily include the military and scientific communities.

  h. Geophysical Systems

   The geophysical systems product line has two main components:

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

   Sub bottom profilers utilize a towfish or hull-mounted transducer array and topside electronic control and display devices. The towfish emits acoustic signals which penetrate the surface of the sea floor. Some of the acoustic energy is reflected back and received by the towfish. These reflected signals are processed electronically and by software and are used to generate a visual image of the structure beneath the sea floor. Sub bottom profilers are used to locate buried objects such as shipwrecks, shallow mineral deposits and to aid in hydrographic surveys by providing information about the seabed structure.

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

Package Inspection Systems

   The Company's package inspection systems are used to inspect bottles, cans and similar packages for a variety of defects. The TapTone product line includes the following:

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

  b. PBI-100

   The PBI-100 utilizes a side transport conveyor to apply a uniform force to a container. During transport, the container is monitored by one or more sensors. The sensor's output is analyzed using algorithms developed by the Company to determine if the package has a detectable defect. The PBI-100 is used to test package integrity on products such as household and industrial chemicals, pharmaceuticals packaged in flexible packages, personal health care products and food and beverages packaged in flexible packages.

  c. Ray TRAK

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

  d. TapTone-500

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

2. Distribution and Marketing Methods

   The Undersea Systems Division and the Package Inspection Systems Division market their products through an international network of independent sales representatives and distributors. The Package Inspection Systems Division also utilizes direct salespersons for certain territories in the United States. Sales representatives and distributors are located in North America, South America, Europe, the Far East, Africa and Australia. Domestic and international customers may also order the Company's products directly from its headquarters in Massachusetts. Both divisions of the Company participate in a number of trade shows and exhibitions around the world. The Company also maintains an internal staff of trained sales and marketing personnel with experience and expertise in the markets served by the Company.

3. New Products

   During fiscal year 2001 the Company introduced several new products. These are:

   . The PBI-100 (Plastic Bottle Inspection) low profile system is designed for leak detection and package integrity verification for packages with compressible body walls of less than three inches. This low profile system is an addition to the PBI-100 product line of the Package Inspection Systems Division.

   . The I-MUX 200 (Intelligent Multiplexer) was introduced to complement existing Benthos geophysical survey products. It provides an Ethernet output and allows interfacing to any standard computer running data acquisition software. This new product is an addition to the geophysical systems product line of the Undersea Systems Division.

   . The split version 867A acoustic release and low cost deck unit products were introduced--both in response to customer requests and in an effort to better meet their operational requirements. These new products are additions to the Acoustics products group of the Undersea Systems Division.

   . The Stingray ROV was introduced and, because of its control system and modular reconfigurable design, represents a major advancement in ROV technology and will provide a solid technology base for future Benthos ROV systems.

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

   A partial listing of competitors for the various markets in which the Company competes appears below:

   Product Market                           Competitor(s)

   Hydrophones                              Sensor Technology Limited;
                                            Teledyne Brown Engineering;
                                            Input/Output, Inc.

   Glass Flotation                          Jena Glass Works division of Schott
                                            Glass Technologies, Inc.;
                                            McLane Research Laboratories, Inc.

   ROV Systems                              Hydrovision Ltd.; SeaEye Marine
                                            Ltd.; Deep Ocean Engineering, Inc.

   Acoustics                                InterOcean Systems, Inc.;
                                            Edgetech, Inc.; Sonardyne
                                            International Ltd.

   Imaging Systems                          Kongsberg Simrad, Inc.

   Side Scan Sonars                         GeoAcoustics Ltd.; Klein
                                            Associates, Inc.; Edgetech, Inc.

   Locator Pingers                          Dukane Corporation

   Acoustic Modems                          LinkQuest, Inc.; Orca
                                            Instrumentation

  Package Inspection Systems Division

   The Package Inspection Systems Division competes with a number of domestic and international competitors. At least two of these companies are larger than the Company and offer a broader range of products. All of these competitors offer some products that compete with certain models offered by the Company. One German competitor competes with the Company in the bottled beer leak detection market with products substantially similar to those produced by the Company.

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

6. Dependence on Major Customers

   Although the Company has a number of major customers, during fiscal 2001, no single customer represented more than 10% of the Company's total revenue.

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

   During fiscal 2001, 14% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

9. Effect of Government Regulations

   The Company is not aware of any government regulations or pending legislation that would adversely affect the future sales of its products.

10. Research and Development

   The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $1,363,000, $1,607,000 and $1,695,000 for the fiscal years ended September 30, 1999, 2000 and 2001, respectively. In addition, the Company has an ongoing technical consulting agreement with William D. McElroy, an expert in undersea acoustics.

11. Environmental Protection Regulations

   The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12. Employees

   As of September 30, 2001, the Company employed 107 full-time individuals, 25 of whom were engaged in research and development, 54 in manufacturing and 28 in sales, marketing and administrative positions. Of the 107 full-time employees, one is employed on a temporary basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company owns its corporate offices in North Falmouth, Massachusetts, which consist of 35,000 square feet of office and light industrial manufacturing space in two single-story, industrial buildings on a 34-acre rural setting. The Undersea Systems Division and the Package Inspection Systems Division are housed in separate facilities, each with its own dedicated engineering, manufacturing, testing and sales administration staff. All facilities have been recently modernized and are in good condition.

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

          Quarter Ended                                     High Low
          -------------                                     ---- ----
          December 31, 1999................................ 9.50 7.50
          March 31, 2000................................... 9.44 7.50
          June 30, 2000.................................... 8.38 7.00
          September 30, 2000............................... 8.88 7.06
          December 31, 2000................................ 7.97 6.50
          March 31, 2001................................... 6.50 5.56
          June 30, 2001.................................... 5.70 4.65
          September 30, 2001............................... 5.09 3.51

   As of December 14, 2001, there were approximately 284 holders of record of the Company's Common Stock.

   The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

   The Company did not issue any equity securities during the fiscal year ended September 30, 2001 that were not registered under the Securities Act of 1933, other than the issuance of 4,046 shares of Common Stock to the Benthos, Inc. Employee Stock Ownership Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

  Overview

   The Company was founded in 1962 to act as a manufacturer of oceanographic products. Over the last 39 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division. The Package Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

   On August 19, 1999, the Company acquired substantially all of the assets of Datasonics, Inc., a manufacturer of underwater acoustic products, including side scan sonar systems, acoustic relocation devices, high-speed underwater acoustic modems and data telemetry systems. The sales and income from the acquired business are included in the Company's results of operations for the last six weeks of fiscal 1999 and for the full years of fiscal 2000 and 2001. The businesses were completely integrated during fiscal 2000.

  Results of Operations

   The following table presents, for the periods indicated, certain consolidated statements of operations data. The Company has reclassified certain prior year information to conform with the current year's presentation.

                                                   Year Ended September 30,
                                                  -------------------------
                                                   2001     2000     1999
                                                  -------  -------  -------
                                                        (In Thousands)
Net sales........................................ $18,021  $20,553  $17,248
Cost of sales....................................  12,837   12,080    9,801
                                                  -------  -------  -------
Gross profit.....................................   5,184    8,473    7,447
Selling, general and administrative expenses.....   5,916    5,289    4,347
Research and development expenses................   1,695    1,607    1,363
Amortization of goodwill and other acquired
  intangibles....................................     507      507       38
In-process research and development..............      --       --      750
                                                  -------  -------  -------
(Loss) income from operations....................  (2,934)   1,070      949
Interest income..................................      28       78      176
Interest expense.................................    (368)    (402)     (49)
                                                  -------  -------  -------
(Loss) income before (benefit) provision for
  income taxes...................................  (3,274)     746    1,076
(Benefit) provision for income taxes.............    (982)     224      248
                                                  -------  -------  -------
Net (loss) income................................ $(2,292) $   522  $   828
                                                  =======  =======  =======

   The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to net sales.

                                                   Year Ended September 30,
                                                   ------------------------
                                                    2001     2000      1999
                                                   -----    -----     -----
Net sales........................................  100.0%   100.0%    100.0%
Cost of sales....................................   71.2     58.8      56.8
                                                   -----    -----     -----
Gross profit.....................................   28.8     41.2      43.2
Selling, general and administrative expenses.....   32.9     25.7      25.2
Research and development expenses................    9.4      7.8       7.9
Amortization of goodwill and other acquired
  intangibles....................................    2.8      2.5       .2
In-process research and development..............     --       --       4.4
                                                   -----    -----     -----
(Loss) income from operations....................  (16.3)     5.2       5.5
Interest income..................................     .1       .4       1.0
Interest expense.................................   (2.0)    (2.0)     (0.3)
                                                   -----    -----     -----
(Loss) income before (benefit) provision for
  income taxes...................................  (18.2)     3.6       6.2
(Benefit) provision for income taxes.............   (5.5)     1.1       1.4
                                                   -----    -----     -----
Net (loss) income................................  (12.7)%    2.5%      4.8%
                                                   =====    =====     =====

  Years ended September 30, 2001 and 2000

   Sales. Total Sales decreased 12.3% to $18,021,000 for fiscal year 2001 as compared to $20,553,000 for fiscal year 2000. Sales by the Package Inspection Systems Division decreased by 6.9% to $4,957,000 for fiscal year 2001 as compared to $5,327,000 for fiscal year 2000. This decrease was attributable to the timing of orders. Sales of the Undersea Systems Division decreased by 14.2% to $13,064,000 for fiscal year 2001 as compared to $15,226,000 for fiscal year 2000. This decrease resulted primarily from softness in the markets served by the Company's Undersea Systems Division, timing of a large project order and transition of the sales effort related to the locator product line from a distributor to a direct sales force at mid year. The decreases in sales extended to almost all product areas, with the exception of the acoustic and glass flotation product lines.

   Gross Profit. Gross Profit decreased by 38.8% to $5,184,000 for fiscal year 2001 as compared to $8,473,000 for fiscal year 2000. As a percentage of sales, gross profit for fiscal year 2001 was 28.8% as compared to 41.2% for fiscal year 2000. The decrease in the gross profit percentage is a result of unabsorbed overhead resulting from a lower sales volume, warranty costs related to an older model geophysical hydrophone, and provisions related to excess inventory.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 11.9% to $5,916,000 for fiscal year 2001 as compared to $5,289,000 for fiscal year 2000. The increase in these expenses was a result of increased commissions expense, write-offs and legal expenses related to an accounts receivable balance from a former distributor, expenses related to the resignation of the former CEO, such as search fees for a successor and severance costs, offset by the removal of duplicate expenses relating to the integration of Datasonics, Inc. in fiscal year 2000. As a percentage of sales, selling, general and administrative expenses increased to 32.9% for fiscal year 2001 and compared to 25.7% for fiscal year 2000.

   Research and Development Expenses. Research and development expenses increased 5.5% to $1,695,000 for fiscal year 2001 as compared to $1,607,000 for fiscal year 2000. As a percentage of sales, research and development expenses were 9.4% for fiscal year 2001 as compared to 7.8% for fiscal year 2000. Although the total amount of research and development dollars increased in fiscal 2001, consistent with the Company's plans, the percentage of sales represented by those expenses increased largely as a result of decreased sales volume.

   Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles was $507,000 for fiscal years 2001 and 2000. The amortization of goodwill and other acquired intangibles relates to the Datasonics acquisition in 1999. In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement supersedes Accounting Principles Board Opinion No. 17 (APB No. 17), Intangible Assets, and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption effective October 1, 2001. The goodwill and acquired assembled workforce associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. The Company is currently assessing these assets for impairment, and has not yet determined whether, or the extent to which, there will be any effect on the Company's financial position.

   Interest Income. Interest income decreased to $28,000 for fiscal year 2001 as compared to $78,000 for fiscal year 2000. The decrease resulted from lower invested cash balances.

   Interest Expense. Interest expense was $368,000 for fiscal year 2001 as compared to $402,000 for fiscal year 2000. The decrease is a result of lower interest rates in fiscal year 2001 as compared to fiscal year 2000 and is partially offset by borrowings on the line of credit in fiscal year 2001.

   (Benefit) Provision for Income Taxes. The benefit for income taxes was $982,000 for fiscal year 2001 as compared to a provision of $224,000 for fiscal year 2000. The effective tax rate for fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to benefits from the Company's foreign sales corporation and other state tax credits.

  Years Ended September 30, 2000 and 1999

   Sales. Total Sales increased 19.1% to $20,553,000 for fiscal year 2000 as compared to $17,248,000 for fiscal year 1999. Sales of the Undersea Systems Division increased by 25.1% to $15,226,000 for fiscal year 2000 as compared to $12,174,000 for fiscal year 1999. This increase resulted primarily from the inclusion of a full year of sales of the Datasonics product lines in fiscal year 2000 as compared to approximately six weeks' sales of these products in fiscal year 1999. This represented approximately $ 8,133,000 of sales in fiscal year 2000 as compared to $511,000 of sales in fiscal year 1999. This increase was partially offset by decreases in sales of the Company's traditional Undersea Systems Division products, which include the geophysical hydrophone (used for offshore oil exploration) and remotely operated vehicle
(ROV) product lines. Sales by the Package Inspection Systems Division increased by 5.0% to $5,327,000 for fiscal year 2000 as compared to $5,074,000 for fiscal year 1999. The increase was attributable to new products.

   Gross Profit. Gross Profit increased by 13.8% to $8,473,000 for fiscal year 2000 as compared to $7,447,000 for fiscal year 1999. As a percentage of sales, gross profit for fiscal year 2000 was 41.2% as compared to 43.2% for fiscal year 1999. The decrease in the gross profit percentage is a result of an increased shift in product mix towards Undersea Systems Division products which have lower margins than Package Inspection Systems Division products.

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

   Interest Expense. Interest expense was $402,000 for fiscal year 2000 as compared to $49,000 for fiscal year 1999. The increase was a result of a full year of interest in fiscal year 2000 on the $5.5 million term loan made in August 1999 in connection with the Datasonics acquisition, as compared to six weeks of interest on that loan in fiscal year 1999.

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

  Liquidity and Capital Resources

   The Company's cash and cash equivalents decreased $1,428,000 from September 30, 2000 to September 30, 2001. Cash of $646,000 was used in operating activities, primarily the result of the net loss incurred during of fiscal year 2001 offset by depreciation and amortization and changes in operational assets and liabilities. The Company also used $526,000 and $256,000 of cash in its investing and financing activities, respectively. Investing activities represents primarily the purchase of capital equipment and financing activities represents the payment of the installment payments on the term note offset by borrowings under the line of credit.

   The Company has filed for a $662,000 income tax refund as a result of a carryback of the tax loss in fiscal 2001. In addition, the Company is exploring various alternatives to realize the value of portions of its land which are excess to its business operations.

   The Company has a credit facility with a bank. This facility, as amended, provides for loans under two notes: a $5,500,000 variable rate term note and a $800,000 variable rate secured line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (6.0% at September 30, 2001) plus 2.0%. The term note matures in August 2006. The line of credit expires on January 31, 2003. Advances under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is prime (6.0% at September 30, 2001) plus 2.0%. The amount available under the variable rate line of credit is $800,000 until March 31, 2002, at which time, the amount available will reduce to $600,000. There were $500,000 in advances outstanding under the line of credit as of September 30, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. On December 12, 2001, the interest rate on both these notes was changed so that the minimum interest rate will not be less than 7.0%.

   During the year ended September 30, 2001, the Company did not satisfy all of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the financial covenants have been reset based upon the Company's projections for the year ending September 30, 2002.

   Management believes that its projections for fiscal 2002 are attainable and that current cash balances, cash flow from operations and income tax refunds and availability from its line of credit will be sufficient to fund the Company's cash requirements for the foreseeable future. If the Company does not meet its revised loan covenants, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain alternative financing on commercially acceptable terms.

  New Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position until such time as its provisions are applied.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position until such time as its provisions are applied.

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

   The Company serves several segments of the undersea market, including oceanographic research, oil and gas exploration and production, hydrographic survey, nuclear power generation, and underwater location, marking and navigation. These market segments experience periodic expansion and, occasionally, contraction, as a result of economic cycles, market fluctuation in oil prices, changes in government funding, etc.

  Package Inspection Systems Division

   The Package Inspection Systems Division serves the food, pharmaceutical, dairy, beer and beverage markets. There are common trends in these markets that are favorable to the future growth of the Package Inspection Systems Division. These include a focus on quality control, the need to improve process yield and efficiency, and an increased awareness of product liability exposure.

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

Profit Margins

  Overall

   Overall profit margins on the Company's products are influenced by the relative mix of sales between the Undersea Systems Division and the Package Inspection Systems Division. For the fiscal year ended September 30, 2001, sales of the Undersea Systems Division decreased to 72% of total Company sales as compared to 74% for the prior fiscal year, while sales of the Package Inspection Systems Division increased to 28% of total Company sales as compared to 26% for the prior fiscal year. The decrease in sales from fiscal year 2000 to fiscal year 2001 was 14% for the Undersea Systems Division and 7% for the Package Inspection Systems Division. This resulted in an overall gross profit for the Company of 28.8% for the fiscal year ended September 30, 2001 as compared to 41.2% for the fiscal year ended September 30, 2000.

  Undersea Systems Division

   Gross profit margins on Undersea Systems Division products average approximately 22.1% for fiscal year 2001. Gross margins on this segment of the business can vary depending on the relative mix of products shipped in any time period, the effects of manufacturing overhead cost absorption and the timing of large single project shipments. The Company expects that the relative mix of products will remain approximately stable and does not expect the average gross profit margin to be adversely affected. It is possible that the startup costs associated with new products could affect gross margins temporarily. However, the Company is not aware of other market trends, cost changes or competitive pressures that would adversely affect gross profit margins within its existing product lines.

  Package Inspection Systems Division

   Gross profit margins on Package Inspection Systems Division products average approximately 46.4% for fiscal year 2001. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. It is possible that increased competition will result in an overall reduction of selling prices and associated profit margins. The Company is not aware of any technological trends or marketplace trends which would adversely affect gross margins on these product lines

Forward-Looking Information.

   The statements made in this report and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information includes information relating to the Company which is based upon the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company's management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain inherent risks, uncertainties and assumptions relating to the operations and results of operations of the Company, the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7. FINANCIAL STATEMENTS

   The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-17 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The current directors and executive officers of the Company are as follows:

          Name            Age                      Position
          ----            ---                      --------
Samuel O. Raymond........ 73  Chairman Emeritus of the Board of Directors and
                              Director of Research
Ronald L. Marsiglio...... 54  President and Chief Executive Officer and Director
Stephen D. Fantone....... 48  Chairman of the Board of Directors
A. Theodore Mollegen, Jr. 64  Director
Thurman F. Naylor........ 82  Director
Gary K. Willis........... 56  Director
Arthur L. Fatum.......... 49  Director
Francis E. Dunne, Jr..... 55  Vice President, Chief Financial Officer and
                              Treasurer
James R. Kearbey......... 38  Vice President, General Manager, Package
                              Inspection Systems Division
Daniel R. Conway......... 48  Vice President, Sales and Marketing, Undersea
                              Systems Division

   The Company's board of directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. Class I, consisting of Messrs. Marsiglio and Willis, is eligible for re-election at the 2003 annual meeting; Class II, consisting of Mr. Mollegen and Dr. Fantone, is eligible for re-election at the 2004 annual meeting; Class III, consisting of Messrs. Raymond, Naylor and Fatum, is eligible for re-election at the 2002 annual meeting. Officers of the Company serve at the pleasure of the Board of Directors.

   The following information is provided with respect to the business experience of each director and executive officer of the Company:

   Mr. Raymond founded the Company in 1962 and served as its President for twenty years. He previously served as Chairman of the Board from 1965-1982 and from 1989 to January 1997. Mr. Raymond most recently served as the President and Chief Executive Officer of the Company from June 1995 to April 1996. Mr. Raymond has served as a director of the Company since 1965. In January 1997, Mr. Raymond was elected as Chairman Emeritus of the Board of Directors and Director of Research of the Company. Mr. Raymond has a B.S. in Mechanical Engineering from M.I.T., holds nine U.S. patents, and is the author of several technical papers on undersea technology. He was instrumental in the development and marketing of many of the Company's original products in both the Company's Undersea Systems Division and the Package Inspection Systems Division.

   Mr. Marsiglio has served as President, Chief Executive Officer and a director of the Company since May 21, 2001. Prior to joining the Company he was President and Chief Executive Officer of VDO North America (1998-2001), a division of Mannesmann VDO, a global automotive parts supplier. From 1975 to 1998, Mr. Marsiglio was employed by Philips Electronics. During those years he held various positions in consumer electronics including Senior Vice President and General Manager of the Philips/Magnavox television business in North America. His most recent position with Philips was President and Chief Executive Officer of Philips Automotive Electronics before it was sold to Mannesmann VDO in 1998. Mr. Marsiglio has a BSEE from the University of Illinois and an M.B.A. from Loyola University in Chicago.

   Dr. Fantone became a director of the Company in March 1995 and was elected Chairman of the Board of Directors in January 1997. Since 1982, he has been President and Chief Executive Officer of Optikos Corporation, an optical engineering firm that he founded and which specializes in the design and manufacture of optical products and instrumentation and optical test equipment. He has B.S. degrees in Electrical Engineering and Management from M.I.T. and a Ph.D. in Optics from the Institute of Optics at the University of Rochester. Dr. Fantone has been awarded over 50 U.S. patents and is the author of numerous technical papers and articles on optical technology. He is also currently a Senior Lecturer in the Mechanical Engineering Department at M.I.T. and Treasurer of the Optical Society of America. On January 26, 2001, Dr. Fantone was elected as President and Chief Executive Officer of the Company on an interim basis; he served in that capacity until the election of Mr. Marsiglio on May 21, 2001.

   Mr. Mollegen has served as a director of the Company since 1985. He is the President and Chief Executive Officer of Allied Resources Corporation, a company which provides engineering, technical training, and safety management services to industrial firms. Before founding Allied Resources in 1993, Mr. Mollegen was for sixteen years Chief Executive Officer of Analysis & Technology, Inc., a provider of engineering and technical services to the U.S. Navy. Mr. Mollegen has a B.E. in Electrical Engineering from Yale University and is the author of over 90 technical papers and reports on undersea topics. He is also a member of the Arts and Technology Advisory Council for Connecticut College, and a member of the Advisory Committee of the Connecticut Small Business Development Center, an agency jointly sponsored by the University of Connecticut Graduate School of Business and the U.S. Small Business Administration.

   Mr. Naylor is President of Cameras and Images International, Inc. (a dealer in photographic images and equipment), is the owner and founder of the Naylor Museum of Photography in Brookline, Massachusetts, and has served as a director of the Company since 1987. Mr. Naylor is an internationally recognized authority on photographic history, processes, and technology. Mr. Naylor is the former Chairman, President and CEO of Standard-Thomson Corporation, a manufacturer of temperature and pressure controls and electronic equipment. Mr. Naylor is also the former Chairman, President and CEO of Thomson International Corporation (1959-1989), a manufacturer of temperature controls with engineering and manufacturing facilities in twelve countries. Mr. Naylor has a B.A. in Economics from Fordham University and a B.S. in Mechanical Engineering from The John Hopkins University. Mr. Naylor is also a member of the Board of Directors of Summit Industries, Inc. (a manufacturer of x-ray equipment).

   Mr. Willis has been a director of the Company since 1998. In November 2000, Mr. Willis retired from Zygo Corporation, a supplier of high precision yield improvement and metrology systems, where since November 1998, he had been Chairman of the Board of Directors. Mr. Willis had also served as a director of Zygo Corporation since February 1992 and as President (1992-1999) and Chief Executive Officer (1993-1999) of that corporation. Before joining Zygo, he was the Chairman, President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis is also a director of Rofin-Sinar Technologies, Inc. (industrial laser systems), Hpower Corporation (commercial and residential fuel cells), and Middlesex Health Services, Inc., a Connecticut-based health care provider. Mr. Willis has a B.S. in Mechanical Engineering from Worcester Polytechnic Institute.

   Mr. Fatum has been a director of the Company since January 6, 2000. Since October 2000, he has been President of CNET Networks International Media, a division of CNET Networks, Inc., a global Internet media company specializing in technology information. From July 2000 to October 2000, he was Executive Vice President and Chief Financial Officer of ZDNet, a global Internet media company. ZDNet was acquired by CNET Networks, Inc. in October 2000. From November 1998 to June 2000, he was Vice President and Chief Financial Officer of PictureTel Corporation (a company engaged in the development, manufacture and support of video conferencing and visual and audio collaboration solutions). Before joining PictureTel Corporation, he was President and Managing Director of AT&T Capital Europe (1995-1998), responsible for its pan-European equipment leasing business. Before joining AT&T Capital, Mr. Fatum also held positions with Dun & Bradstreet, Inc. and General Electric Company. Mr. Fatum has a B.S. in mathematics from State University of New York and is a graduate of GE Management Development Institute.

   Mr. Dunne has been Treasurer and Chief Financial Officer of the Company since 1997 and Vice President since January, 2000. Before joining the Company, he was Chief Financial Officer of Kinney Vacuum Company, then an operating division of General Signal Corporation (1993-1996). Kinney Vacuum Company is a manufacturer of industrial vacuum pumps and pump systems for the food packaging, chemical and pharmaceutical, heat treating, automotive, and other industries. General Signal Corporation was a manufacturer of products serving the process controls, electrical controls, and industrial technology industries. Mr. Dunne has a B.S. degree in Accounting from St. John's University, an M.B.A. in Finance from Long Island University, and is a Certified Public Accountant.

   Mr. Kearbey was appointed as Vice President and General Manager of the Company's Package Inspection Systems Division on December 1, 2000. Before this appointment, Mr. Kearbey was General Manager of the Package Inspection Systems Division from 1998 to 2000 and Western Regional Sales Manager for the Package Inspection Systems Division from 1996 to 1998. Before joining the Company, he was the National Sales Manager at Sasib Packaging Systems, a manufacturer of packaging equipment for the food industry (1994-1996). Mr. Kearbey holds a B.A. degree from National Louis University and a M.B.A. from Keller Graduate School of Management.

   Mr. Conway was appointed Vice President, Sales and Marketing of the Company's Undersea Systems Division on June 18, 2001. Before this appointment, Mr. Conway was Vice President, Business Development from April 2000 to June 2001. Before joining the Company, he was Vice President, Business Development and Acquisition Integration (1995-2000) at Analysis & Technology, Inc., a provider of engineering and technical services to Department of Defense and commercial clients. Mr. Conway served as an officer on active duty in the naval nuclear submarine force, and later held the position of Officer in Charge of the Naval War College Detachment, Naval Intelligence, as a Commander in the U.S. Naval Reserves. Mr. Conway holds a B.S. in Oceanography from the United States Naval Academy and an MBA from the University of Rhode Island.

   There are no family relationships among the directors or executive officers of the Company.

   None of the following events has occurred within the past five years with respect to any director or executive officer of the Company or, to the knowledge of the Company, any person owning 5% or more of the outstanding shares of Common Stock of the Company:

   (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

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

   Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company under Rule 16a-3(d) during the fiscal year ended September 30, 2001, no director, officer, or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10 EXECUTIVE COMPENSATION

   The following table sets forth the compensation paid by the Company for the Company's last three fiscal years to the three persons who served as the Company's chief executive officer during the Company's fiscal year ended September 30, 2001 and to the only other executive officers who received an annual salary and bonus exceeding $100,000 during that fiscal year.


                                                               Annual Compensation
                                                               -------------------
                                                                                   Shares Underlying  All Other
Name and Principal Position                        Fiscal Year  Salary     Bonus    Options Granted  Compensation
---------------------------                        ----------- --------  --------  ----------------- ------------
Ronald L. Marsiglio...............................    2001     $ 83,731  $ 50,000       100,000        $ 10,669
  President and Chief Executive Officer(1)

John L. Coughlin..................................    2001       76,238        --            --          58,528(7)
  President and Chief Executive Officer(2)            2000      187,000    28,000            --           8,172
                                                      1999      174,919    45,000            --          12,698

Stephen D. Fantone................................    2001       48,000    25,000            --          77,004(8)
  Chairman of the Board of Directors,                 2000           --        --        35,000          76,000(8)
   President and Chief Executive Officer(3)           1999           --        --            --          47,502(8)

Francis E. Dunne, Jr..............................    2001      145,000     5,000            --           4,513
  Vice President, Chief Financial Officer             2000      126,011    25,000        10,000           5,921
   and Treasurer (4)                                  1999      114,800    30,000         5,000          10,325

Daniel R. Conway,.................................    2001      130,000     5,000            --           2,091
  Vice President, Sales & Marketing, Undersea         2000       67,471    15,000        15,000              --
   Systems Division

Robert A. Catalano,...............................    2001      101,000        --         2,500           2,917
  Vice President, Operations (5)                      2000       95,825    10,000            --           4,606
                                                      1999       82,000    25,000            --           6,332

James R. Kearbey,.................................    2001      107,000     5,000            --           3,276
  Vice President, General Manager,                    2000       95,047    15,000            --           4,462
   Package Inspection Systems Division                1999       91,900    20,000            --          52,057(9)

All directors and officers as a group (6).........    2001      762,969    90,000       102,500         228,811
                                                      2000      705,932    93,000        75,000         154,211
                                                      1999      643,792   128,000        35,000         172,367

--------
(1) Mr. Marsiglio has served as President and Chief Executive Office since May 21, 2001.
(2) Mr. Coughlin served as President and Chief Executive Officer from October 1, 1999 through January 26, 2001.
(3) Dr. Fantone served as President and Chief Executive Office from January 26, 2001 to May 21, 2001.
(4) Mr. Dunne has served as Chief Financial Officer and Treasurer since February 1, 1997 and as Vice President since January 27, 2000.
(5) Mr. Catalano resigned from the Company on November 14, 2001.
(6) Consisted of ten persons for fiscal 1999, twelve persons for fiscal 2000, and twelve persons for fiscal 2001.
(7) Includes a $55,000 severance payment in consideration of the cancellation of stock options and continued availability to assist the Company for a specified period of time.
(8) Includes compensation paid to Dr. Fantone for services as Chairman of the Board of Directors and director's fees. See "Directors' Compensation" herein.
(9) Includes moving and relocation expenses.

Stock Option Tables

   The following table sets forth information concerning grants of stock options during the Company's fiscal year ended September 30, 2001 to the executive officers named in the table above.

                                                                     Percentage
                                                                      of Total
                                                                      Options
                                                          Number of  Granted to
                                                            Shares   Employees
                                                          Underlying in Fiscal  Exercise Expiration
Name and Principal Position                                 Option      Year     Price      Date
---------------------------                               ---------- ---------- -------- ----------
Ronald L. Marsiglio......................................  100,000      88.2%    $5.00    5/21/11
  President and Chief Executive Officer

John L. Coughlin.........................................       --        --        --         --
  President and Chief Executive Officer

Daniel R. Conway.........................................       --        --        --         --
  Vice President, Sales & Marketing,
  Undersea Systems Division

Stephen D. Fantone.......................................       --        --        --         --
  Chairman of the Board of Directors,
  President and Chief Executive Officer

Francis E. Dunne, Jr.....................................       --        --        --         --
  Vice President, Chief Financial Officer and Treasurer

Robert A. Catalano.......................................    2,500       2.2%     5.65     5/8/11
  Vice President, Operations

James R. Kearbey,........................................       --        --        --         --
  Vice President, General Manager,
  Package Inspection Systems Division

   The following table sets forth information concerning each exercise of stock options during the Company's fiscal year ended September 30, 2001 by the executive officers named in the table above and the number and value of shares underlying those stock options at that date.

                                                                                Number of
                                                                               Unexercised   Value of
                                                                               Securities  Unexercised
                                                                               Underlying  In-the-Money
                                                            Shares             Options At   Options At
                                                           Acquired    Value   Fiscal Year Fiscal Year
              Name and Principal Position                 on Exercise Realized     End        End(1)
              ---------------------------                 ----------- -------- ----------- ------------
Robert L. Marsiglio,.....................................     --         --    100,000(3)        --
  President and Chief Executive Officer

John L. Coughlin,........................................     --         --            --        --
  President and Chief Executive Officer

Stephen D. Fantone.......................................                       22,917(2)
  Chairman of the Board of Directors, President and           --         --     23,333(3)        --
  Chief Executive Officer

Francis E. Dunne, Jr.....................................                       20,000(2)
  Vice President, Chief Financial Officer and Treasurer       --         --     10,000(3)        --

Daniel R. Conway.........................................                        3,750(2)
  Vice President, Sales & Marketing,                          --         --     11,250(3)        --
  Undersea Systems Division

Robert A. Catalano.......................................     --         --      2,500(3)        --
  Vice President, Operations

James R. Kearbey.........................................                        7,250(2)
  Vice President, General Manager,                            --         --      5,000(3)        --
  Package Inspection Systems Division

--------
(1) Based upon the difference between the option exercise price and the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on September 30, 2001.
(2) Shares underlying options exercisable as of September 30, 2001.
(3) Shares underlying options not exercisable as of September 30, 2001.

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

   The Company entered into an employment agreement with Ronald L. Marsiglio, dated May 21, 2001, pursuant to which Mr. Marsiglio agrees to serve as President and Chief Executive Officer of the Company for an initial term ending on September 20, 2003. Thereafter, said term will be automatically extended for consecutive two year terms unless either the Company or Mr. Marsiglio provides the other with six months written notice prior to the expiration of the initial or any extended term. The agreement provides for a base salary, commencing June 1, 2001, of $250,000 per year, subject to increase by the Board of Directors. Mr. Marsiglio earned a $50,000 incentive bonus for fiscal year 2001 in accordance with the agreement. During fiscal year 2002, Mr. Marsiglio will be eligible to earn an incentive bonus of up to 100% of his base salary for extraordinary and exceptional performance. This potential bonus will be based on the achievement of various thresholds with respect to revenue, operating income, earnings per share, etc. as negotiated with the Board of Directors. The Board of Directors will review Mr. Marsiglio's base salary and incentive compensation annually prior to the start of fiscal year 2003 and each fiscal year thereafter. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Marsiglio will be entitled to receive severance pay equal to a percentage of his annual base pay, commencing at 50% and increasing incrementally to 100% by May 31, 2003. In addition, pursuant to the agreement, Mr. Marsiglio was granted an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, vesting over a four year period.

   The Company entered into an employment agreement with Francis E. Dunne, Jr. effective as of October 1, 1999, pursuant to which Mr. Dunne agrees to serve as Vice President, Chief Financial Officer and Treasurer of the Company for an initial two year period. The agreement has been extended through October 1, 2003 at a base salary of $145,000 per year, subject to increase from time to time by the Board of Directors. Mr. Dunne is also eligible to participate in any discretionary incentive compensation bonus plan which is generally made available to the executives of the Company. In the event the Company terminates his employment other than for cause, disability or death, Mr. Dunne will be entitled to severance benefits equal to one year's base salary.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following information is furnished as of December 14, 2001 with respect to the beneficial ownership of shares of Common Stock of the Company by the directors and executive officers of the Company, all of the directors and officers of the Company as a group and all persons known to be the beneficial owners of more than five percent of such outstanding stock. Unless otherwise indicated, each of the persons named below held sole voting and investment power over the shares listed below as of said date.

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

                                                                     Percent
                                                       Shares      Outstanding
                                                    Beneficially     Common
 Name and Address(1)                                   Owned          Stock
 -------------------                                ------------   -----------
 Samuel O. Raymond.................................    165,511(2)     12.0%
 Ronald K. Church 1996 Trust.......................    128,250         9.3%
 Seth A. Newberger.................................     83,450(3)      6.0%
 Cape Cod Bank and Trust Company, N.A.,
   Trustee of the Benthos, Inc.
   Employee Stock Ownership Plan ("ESOP")(4).......     51,203         3.7%
 Stephen D. Fantone................................     84,584(5)      6.0%
 Ronald L. Marsiglio...............................      4,000         0.3%
 A. Theodore Mollegen, Jr..........................     25,500(6)      1.8%
 Thurman F. Naylor.................................     37,500(7)      2.7%
 Gary K. Willis....................................     30,000(8)      2.2%
 Arthur L. Fatum...................................     25,000(9)      1.8%
 Francis E. Dunne, Jr..............................     27,547(10)     2.0%
 Robert A. Catalano................................      3,574(11)     0.3%
 James R. Kearbey..................................     10,416(12)     0.7%
 Daniel R. Conway..................................     10,750(13)     0.8%
 John L. Coughlin..................................      7,396(14)     0.3%
 All directors and officers as a group (10 persons)    420,808(15)    27.9%

--------
(1) Except as set forth below, the address of each of the individuals set forth in the table is c/o Benthos, Inc., 49 Edgerton Drive, North Falmouth, Massachusetts 02556. The address of the Ronald K. Church 1996 Trust is 46 Riddle Hill Road, Falmouth, Massachusetts 02540. The address of Seth A. Newburger is 513 Mandalay Drive East, San Antonio, Texas 78212. The address of Cape Cod Bank and Trust Company, N.A. is 307 Main Street, Hyannis, Massachusetts 02601.
(2) Includes 3,464 shares owned by the Company's ESOP, over which Mr. Raymond has sole voting power. Also includes 37,065 shares owned by Mr. Raymond's children, as to which shares Mr. Raymond disclaims beneficial ownership.
(3) Includes shares owned by Mr. Newberger, certain family members and a family-owned joint venture, according to Schedule 13G filed with the Securities and Exchange Commission on August 6, 2001.
(4) Pursuant to the terms of the plan, plan participants are entitled to direct the Trustee as to the manner in which all shares allocated to such participants' accounts are to be voted.
(5) Includes 11,250 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 11,250 shares granted January 24, 1997 and 23,334 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 35,000 shares granted October 29, 1999.
(6) Includes 15,000 shares which Mr. Mollegen has the right to acquire through exercise of a stock option for 15,000 shares granted on April 3, 1998.

 (7) Includes 15,000 shares which Mr. Naylor has the right to acquire through exercise of a stock option for 15,000 shares granted on January 22, 1999.
 (8) Includes 15,000 shares which Mr. Willis has the right to acquire through the exercise of a stock option for 15,000 shares granted on January 23, 1998.
 (9) Includes 10,000 shares which Mr. Fatum has the right to acquire through the exercise of a stock option for 15,000 shares granted on January 6, 2000.
(10) Includes 15,000 shares which Mr. Dunne has the right to acquire through the exercise of a stock option for 15,000 shares granted January 24, 1997, 3,750 shares which he has the right to acquire through the exercise of a stock option for 5,000 shares granted on January 22, 1999, 5,000 shares which he has the right to acquire through the exercise of a stock option for 10,000 shares granted January 27, 2000, and 797 shares owned by the Company's ESOP, over which Mr. Dunne has sole voting power.
(11) Includes 1,699 shares owned by the Company's ESOP, over which Mr. Catalano has sole voting power.
(12) Consists of 2,250 shares which Mr. Kearbey has the right to acquire through the exercise of a stock option for 2,250 shares granted October
     18, 1996, 7,500 shares which he has the right to acquire through the exercise of a stock option for 10,000 shares granted January 22, 1999, and 666 shares owned by the Company's ESOP, over which Mr. Kearbey has sole voting power.
(13) Includes 3,750 shares which Mr. Conway has the right to acquire through the exercise of a stock option for 15,000 shares granted on April 20, 2000.
(14) Includes 1,396 shares owned by the Company's ESOP, over which Mr. Coughlin has sole voting power.
(15) Includes an aggregate of 126,834 shares which the directors and officers have the right to acquire through the exercise of certain options.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On July 29, 1997, the Company entered into a License Agreement with a corporation wholly-owned by Dr. Stephen D. Fantone, Chairman of the Board of Directors of the Company, with respect to the concept of utilizing optical technology, for which Dr. Fantone's corporation possesses technical expertise, for application to certain products currently under development by the Company. Under the agreement, the Company will pay the development costs to Dr. Fantone's corporation. During the fiscal year ended September 30, 2001, the Company paid Dr. Fantone's corporation approximately $20,000 as the minimum annual royalty under this contract. The proprietary rights to the technology will be owned by Dr. Fantone's corporation, which has granted an exclusive license to the Company for the use of the technology in certain specified fields of use upon the terms and conditions set forth in the agreement. The Company's policy with respect to business relationships with officers, directors, or affiliates is that any such relationships must be fully disclosed to the Board of Directors and must be upon terms not less favorable to the Company than those available from third parties dealing at arm's length.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

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

                                          BENTHOS, INC.

                                                  /s/ Ronald L. Marsiglio
                                          By __________________________________
                                                    Ronald L. Marsiglio,
                                                         President

Date: December 22, 2001

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /S/ RONALD L. MARSIGLIO    President, Chief Executive Officer  December 22, 2001
-----------------------------   and Director
     Ronald L. Marsiglio

  /S/ FRANCIS E. DUNNE, JR.   Vice President, Chief Financial     December 22, 2001
-----------------------------   Officer and Treasurer (principal
    Francis E. Dunne, Jr.       financial and accounting officer)

   /S/ STEPHEN D. FANTONE     Chairman of the Board of Directors  December 22, 2001
-----------------------------
     Stephen D. Fantone

    /S/ SAMUEL O. RAYMOND     Director                            December 27, 2001
-----------------------------
      Samuel O. Raymond

/S/ A. THEODORE MOLLEGEN, JR. Director                            December 26, 2001
-----------------------------
  A. Theodore Mollegen, Jr.

    /S/ THURMAN F. NAYLOR     Director                            December 22, 2001
-----------------------------
      Thurman F. Naylor

     /S/ GARY K. WILLIS       Director                            December 22, 2001
-----------------------------
       Gary K. Willis

     /S/ ARTHUR L. FATUM      Director                            December 22, 2001
-----------------------------
       Arthur L. Fatum

                         BENTHOS, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
       as of September 30, 2001 and 2000 Together with Auditors' Report

                                     INDEX

                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants................................................... F-1
Consolidated Balance Sheets as of September 30, 2001 and 2000.............................. F-2
Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999 F-3
Consolidated Statements of Stockholders' Investment for the Years Ended
  September 30, 2001, 2000 and 1999........................................................ F-4
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999 F-5
Notes to Consolidated Financial Statements................................................. F-6

                                                                         [LOGO]
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Benthos, Inc.:

   We have audited the accompanying consolidated balance sheets of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of Benthos, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP
Boston, Massachusetts
December 12, 2001

                         BENTHOS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                          September 30,
                                                                                        ----------------
                                                                                         2001     2000
                                                                                        -------  -------
                                     A S S E T S
                                     -----------
Current Assets:
   Cash and cash equivalents........................................................... $    46  $ 1,474
   Accounts receivable, less reserves of $465 and $220 at September 30, 2001 and 2000,
     respectively......................................................................   2,723    3,448
   Inventories.........................................................................   5,101    4,974
   Prepaid expenses and other current assets...........................................     713      159
   Deferred tax asset..................................................................   1,650    1,354
                                                                                        -------  -------
       Total current assets............................................................  10,233   11,409
                                                                                        -------  -------
Property, Plant and Equipment, at cost:
   Land................................................................................     127      127
   Buildings and improvements..........................................................   2,252    2,248
   Equipment and fixtures..............................................................   3,802    3,698
   Demonstration equipment.............................................................     909    1,157
                                                                                        -------  -------
                                                                                          7,090    7,230
   Less--Accumulated depreciation......................................................   5,280    5,270
                                                                                        -------  -------
                                                                                          1,810    1,960
                                                                                        -------  -------
Other Assets, net......................................................................   4,045    4,496
                                                                                        -------  -------
                                                                                        $16,088  $17,865
                                                                                        =======  =======

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   I N V E S T M E N T
   -------------------------------------------------------------------------------
Current Liabilities:
   Current maturities of long-term debt................................................ $   786  $   786
   Line of credit......................................................................     500       --
   Accounts payable....................................................................   1,520    1,160
   Accrued expenses....................................................................   2,329    1,729
   Customer deposits...................................................................     161      350
                                                                                        -------  -------
       Total current liabilities.......................................................   5,296    4,025
                                                                                        -------  -------
Long-term Debt, net of current maturities..............................................   3,077    3,863
                                                                                        -------  -------
Commitments and Contingencies (Note 9)

Stockholders' Investment:
   Common stock, $0.06 2/3 par value--
       Authorized--7,500,000 shares
       Issued--1,652,831 shares at September 30, 2001 and 2000.........................     110      110
   Capital in excess of par value......................................................   1,569    1,569
   Retained earnings...................................................................   6,667    8,959
   Treasury stock, at cost.............................................................    (631)    (661)
                                                                                        -------  -------
       Total stockholders' investment..................................................   7,715    9,977
                                                                                        -------  -------
                                                                                        $16,088  $17,865
                                                                                        =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                         BENTHOS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                      Year Ended September 30,
                                                                 ----------------------------------
                                                                    2001        2000        1999
                                                                 ----------  ----------  ----------
Net Sales....................................................... $   18,021  $   20,553  $   17,248
Cost of Sales...................................................     12,837      12,080       9,801
                                                                 ----------  ----------  ----------
   Gross profit.................................................      5,184       8,473       7,447
Selling, General and Administrative Expenses....................      5,916       5,289       4,347
Research and Development Expenses...............................      1,695       1,607       1,363
Amortization of Goodwill and Other Acquired Intangibles.........        507         507          38
In-Process Research and Development.............................         --          --         750
                                                                 ----------  ----------  ----------
   (Loss) income from operations................................     (2,934)      1,070         949
Interest Income.................................................         28          78         176
Interest Expense................................................       (368)       (402)        (49)
                                                                 ----------  ----------  ----------
   (Loss) income before (benefit) provision for income taxes....     (3,274)        746       1,076
(Benefit) Provision for Income Taxes............................       (982)        224         248
                                                                 ----------  ----------  ----------
   Net (loss) income............................................ $   (2,292) $      522  $      828
                                                                 ==========  ==========  ==========
Basic (Loss) Earnings per Share................................. $    (1.66) $     0.38  $     0.61
                                                                 ==========  ==========  ==========
Diluted (Loss) Earnings per Share............................... $    (1.66) $     0.37  $     0.60
                                                                 ==========  ==========  ==========
Weighted Average Number of Shares Outstanding...................  1,381,745   1,376,158   1,355,291
                                                                 ==========  ==========  ==========
Weighted Average Number of Shares Outstanding, assuming dilution  1,381,745   1,415,356   1,386,796
                                                                 ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         BENTHOS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                (in thousands, except share and per share data)



                                                                      Treasury Stock,
                                 Common Stock                             at cost
                              ------------------- Capital in          ---------------
                                        $0.06 2/3 Excess of                                Total
                              Number of    Par       Par     Retained Number of        Stockholders'
                               Shares     Value     Value    Earnings  Shares   Amount  Investment
                              --------- --------- ---------- -------- --------- ------ -------------
Balance, September 30, 1998.. 1,634,831   $109      $1,502   $ 7,609   291,125  $(777)    $ 8,443
   Sale of treasury stock....        --     --          --        --    (8,592)    42          42
   Exercise of stock options.    14,250      1          44        --        --     --          45
   Net income................        --     --          --       828        --     --         828
                              ---------   ----      ------   -------   -------  -----     -------
Balance, September 30, 1999.. 1,649,081    110       1,546     8,437   282,533   (735)      9,358
   Sale of treasury stock....        --     --          --        --    (8,738)    74          74
   Exercise of stock options.     3,750     --          23        --        --     --          23
   Net income................        --     --          --       522        --     --         522
                              ---------   ----      ------   -------   -------  -----     -------
Balance, September 30, 2000.. 1,652,831    110       1,569     8,959   273,795   (661)      9,977
   Sale of treasury stock....        --     --          --        --    (4,046)    30          30
   Net loss..................        --     --          --    (2,292)       --     --      (2,292)
                              ---------   ----      ------   -------   -------  -----     -------
Balance, September 30, 2001.. 1,652,831   $110      $1,569   $ 6,667   269,749  $(631)    $ 7,715
                              =========   ====      ======   =======   =======  =====     =======



The accompanying notes are an integral part of these consolidated financial statements.

                         BENTHOS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Year Ended September 30,
                                                                                    -------------------------
                                                                                     2001     2000     1999
                                                                                    -------  -------  -------
Cash Flows from Operating Activities:
   Net (loss) income............................................................... $(2,292) $   522  $   828
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
       Write-off of acquired in-process research and development...................      --       --      750
       Depreciation and amortization...............................................   1,127      937      512
       Deferred income taxes.......................................................    (296)     (55)    (648)
       Changes in assets and liabilities (net of effect from acquisition of
         Datasonics, Inc.)--
          Accounts receivable......................................................     725   (1,016)     355
          Inventories..............................................................    (127)    (180)    (919)
          Prepaid expenses and other current assets................................    (554)     575      (75)
          Accounts payable and accrued expenses....................................     960     (714)     631
          Customer deposits........................................................    (189)     (41)     154
                                                                                    -------  -------  -------
              Net cash (used in) provided by operating activities..................    (646)      28    1,588
                                                                                    -------  -------  -------
Cash Flows from Investing Activities:
   Purchase of property, plant and equipment.......................................    (445)    (589)    (181)
   (Increase) decrease in other assets.............................................     (81)     (93)     221
   Net cash paid in connection with the Datasonics, Inc. acquisition...............      --     (113)  (6,729)
                                                                                    -------  -------  -------
              Net cash used in investing activities................................    (526)    (795)  (6,689)
                                                                                    -------  -------  -------
Cash Flows from Financing Activities:
   Payments of long-term debt......................................................    (786)    (786)     (65)
   Line of credit..................................................................     500       --       --
   Sale of treasury stock..........................................................      30       74       42
   Exercise of stock options, net of tax benefit...................................      --       23       45
   Borrowings of long-term debt....................................................      --       --    5,500
                                                                                    -------  -------  -------
              Net cash (used in) provided by financing activities..................    (256)    (689)   5,522
                                                                                    -------  -------  -------
Net (Decrease) Increase in Cash and Cash Equivalents...............................  (1,428)  (1,456)     421
Cash and Cash Equivalents, beginning of year.......................................   1,474    2,930    2,509
                                                                                    -------  -------  -------
Cash and Cash Equivalents, end of year............................................. $    46  $ 1,474  $ 2,930
                                                                                    =======  =======  =======
Supplemental Disclosure of Cash Flow Information:
   Interest paid during the year................................................... $   375  $   403  $    35
                                                                                    =======  =======  =======
   Income taxes (refunded) paid during the year, net of refunds.................... $   (49) $   218  $   376
                                                                                    =======  =======  =======
Supplemental Disclosure of Cash Flows Related to Acquisition:
   In connection with the acquisition of Datasonics, Inc. (see Note 2), the following transactions occurred:
       Fair value of assets acquired............................................... $    --  $   113  $ 7,749
       Liabilities assumed.........................................................      --       --   (1,020)
                                                                                    -------  -------  -------
              Cash paid, including $675 for direct costs of acquisition............ $    --  $   113  $ 6,729
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

                         BENTHOS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Benthos, Inc. (the Company) designs, manufactures, sells and services oceanographic products and systems for underwater exploration, oil and gas development and production, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of consumer food, beverage, pharmaceutical and chemical packages. The Company's customers are located throughout the world.

   The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

   During the year ended September 30, 2001, the Company experienced a decrease in sales and incurred a loss from operations. As a result, the Company did not satisfy all of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the covenants have been reset based upon the Company's projections for the year ended September 30, 2002. Management believes that its projections for fiscal 2002 are attainable and that current cash balances, cash flow from operations and availability from its line of credit will be sufficient to fund the Company's cash requirements for the foreseeable future. If the Company does not meet its revised covenants, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

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

  (d) Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 2001 and 2000:

                                                      2001   2000
                                                     ------ ------
             Raw materials.......................... $  375 $  423
             Work-in-process........................  4,704  4,538
             Finished goods.........................     22     13
                                                     ------ ------
                                                     $5,101 $4,974
                                                     ====== ======

                         BENTHOS, INC. AND SUBSIDIARY

  (e) Depreciation and Amortization

   The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                                  Estimated
                   Asset Classification          Useful Life
                   --------------------          -----------
                   Buildings and improvements... 15-33 years
                   Equipment and fixtures.......     5 years
                   Demonstration equipment......     3 years

  (f) Long-Lived Assets

   The Company assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of its long-lived assets exists as of September 30, 2001.

   In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position until such time as its provisions are applied.

  (g) Intangible Assets

   Intangible assets, resulting from Datasonics, Inc. (Datasonics) acquisition (see Note 2), are included in other assets and are amortized on a straight-line basis based on their estimated lives, as follows:


                                                          September 30,
                                                Estimated -------------
                                                  Life     2001   2000
                                                --------- ------ ------
        Developed technology...................  6 years  $1,430 $1,430
        Assembled workforce....................  6 years     200    200
        Goodwill............................... 13 years   3,011  3,011
                                                          ------ ------
                                                           4,641  4,641
        Less--Accumulated amortization.........            1,052    545
                                                          ------ ------
                                                          $3,589 $4,096
                                                          ====== ======

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supersedes APB Opinion No. 17, Intangible Assets, and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for

                         BENTHOS, INC. AND SUBSIDIARY
entities with fiscal years beginning after March 15, 2001 and whose first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption effective October 1, 2001. The goodwill and acquired assembled workforce associated with past acquisitions are no longer subject to amortization over their estimated useful lives. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. The Company is currently assessing these assets for impairment and has not yet determined whether, or the extent to which, there will be any effect on the Company's financial position.

  (h) Revenue Recognition and Warranty Costs

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

  (i) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In 2001 and 2000, there were no customers who accounted for more than 10% of net sales. In 1999, two customers accounted for 14% and 12% of net sales, respectively. As of September 30, 2001, no customers accounted for 10% of accounts receivable. As of September 30, 2000, one customer accounted for 12% of accounts receivable.

   The changes in the accounts receivable reserve are as follows:

                                           Charged
                                 Balance,  to Costs                       Balance,
                                 Beginning   and     Acquired              End of
                                 of Period Expenses Reserve(1) Deductions  Period
                                 --------- -------- ---------- ---------- --------
For the year ended September 30,
1999............................   $175      $  8      $45        $  8      $220
2000............................    220        --       --          --       220
2001............................    220       389       --         144       465

--------
(1) Represents reserve acquired as part of the Datasonics acquisition (see Note
    2).

  (j) Reclassifications

   The Company has reclassified certain prior-year information to conform with the current year's presentation.

  (k) Financial Instruments

   The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and debt, approximate their carrying value.

                         BENTHOS, INC. AND SUBSIDIARY

  (l) New Accounting Standards

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

  (m) Comprehensive (Loss) Income

   Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income is the same as net (loss) income for all periods presented.

  (n) Stock-Based Compensation

   The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion No. 25 in certain situations, as defined. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note
7).

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

Cash............................................. $     3
Current assets...................................   2,289
Property and equipment...........................     182
Acquired intangibles (Note 1(g)).................   4,641
Purchased incomplete (in-process) research and
  development....................................     750
Assumed liabilities..............................  (1,020)
                                                  -------
                                                  $ 6,845
                                                  =======

                         BENTHOS, INC. AND SUBSIDIARY

   In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets acquired. Acquired intangibles include acquired technology, goodwill and an assembled workforce. These intangibles are being amortized over their estimated useful lives of six to 13 years. The portion of the purchase price allocated to the purchased incomplete (in-process) research and development projects that had not yet reached technological feasibility and did not have a future alternative use, totaling $750, was charged to expense as of the acquisition date. The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing (see Note 1(l)).

   The Company made an initial cash outlay of $6,729 during fiscal year 1999 related to the estimated purchase price as of September 30, 1999. During fiscal year 2000, the Company revised these estimates to actuals, resulting in an addition of $113 to the purchase price.

   Unaudited pro forma operating results for the Company, assuming the acquisition of Datasonics occurred as of the beginning of the year presented, are as follows:

                                         Year Ended
                                        September 30,
                                         1999(1),(2)
                                        -------------
Pro forma total revenues...............    $24,717
                                           =======
Pro forma net income...................    $   897
                                           =======
Pro forma net income per share--
   Basic...............................    $  0.66
                                           =======
   Diluted.............................    $  0.65
                                           =======

--------
(1) For the purposes of these pro forma operating results, the charge for in-process research and development was excluded so that the operating results presented included only recurring costs.
(2) Fiscal 1999 represents the results of the Company for the year ended September 30, 1999 combined with Datasonics results from October 1, 1998 through the date of the acquisition.

(3) ACCRUED EXPENSES

   Accrued expenses consist of the following at September 30, 2001 and 2000:

                                                      2001   2000
                                                     ------ ------
             Accrued salary and related expenses.... $  535 $  595
             Accrued warranty.......................    815    302
             Accrued taxes..........................    506    517
             Other accrued expenses.................    473    315
                                                     ------ ------
                                                     $2,329 $1,729
                                                     ====== ======

(4) LINE OF CREDIT

   As of September 30, 2001, the Company has an $800 secured line of credit with a bank expiring on January 31, 2002. There was $500 outstanding under this line of credit at September 30, 2001. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal's reported prime rate (6.00% at September 30, 2001) plus 1.50%. The Company is required to maintain certain covenants, including debt

                         BENTHOS, INC. AND SUBSIDIARY
service coverage. The Company was not in compliance with all covenants at September 30, 2001 and received a waiver from the bank with respect to that noncompliance. As of December 12, 2001, the bank extended the secured line of credit through January 31, 2003. Effective December 12, 2001, the line will bear interest at the Wall Street Journal's reported prime rate plus 2.0%, or 7%, whichever is higher. The amount allowable under the secured line of credit will become $600 after March 31, 2002.

(5) NOTE PAYABLE

   On August 18, 1999, the Company entered into a $5,500 note payable with a bank. The note is secured by substantially all of the assets of the Company and is due in 84 monthly installments with interest at prime (6.0% at September 30, 2001) plus 0.5%. Payments under this note end in August 2006. The Company is required to meet certain covenants, including debt service coverage. The Company was not in compliance with all covenants at September 30, 2001 and received a waiver from the bank with respect to that noncompliance. As of December 12, 2001, in connection with the renewal of the Company's line of credit, the interest rate on the note payable was increased to the Wall Street Journal's reported prime rate plus 2%, or 7%, whichever is higher.

(6) INCOME TAXES

   The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

   The components of the provision (benefit) for income taxes for each of the three years in the period ended September 30, 2001 are as follows:

                                        2001   2000  1999
                                        -----  ----  -----
Federal--
   Current............................. $(690) $222  $ 781
   Deferred............................  (460)   10   (597)
   Valuation allowance.................   405   (46)    --
                                        -----  ----  -----
                                         (745)  186    184
State--
   Current.............................     4   103    115
   Deferred............................  (241)  (65)   (51)
                                        -----  ----  -----
                                         (237)   38     64
                                        -----  ----  -----
                                        $(982) $224  $ 248
                                        =====  ====  =====

   The Company's effective tax rate differed from the statutory rate for the reasons set forth below:

                                         2001    2000    1999
                                        ------   -----  ------
Federal statutory rate................. (34.00)% 34.00%  34.00%
State income taxes, net of federal tax
  benefit..............................  (4.71)   3.37    3.90
Tax provision (benefit) of foreign
  sales corporation....................   0.31   (4.23)  (4.30)
Tax credits............................  (5.64)  (4.25) (13.30)
Change in valuation allowance..........  12.37   (6.17)     --
Other..................................   1.67    7.28    2.70
                                        ------   -----  ------
   Effective tax rate.................. (30.00)% 30.00%  23.00%
                                        ======   =====  ======

                         BENTHOS, INC. AND SUBSIDIARY

   The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

                                                   2001    2000
                                                  ------  ------
Acquisition related intangibles.................. $  344  $  289
Inventory reserves...............................    618     558
Tax credits......................................    322      80
Other nondeductible reserves and accruals........    771     427
Valuation allowance..............................   (405)     --
                                                  ------  ------
Net deferred tax asset........................... $1,650  $1,354
                                                  ======  ======

   Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance of $405 for certain temporary differences and tax credits, about which the Company believes there is uncertainty regarding realizability.

(7) EMPLOYEE BENEFIT PLANS

  (a) Stock Option Plans

   The Company has granted to certain directors nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. At September 30, 2001, 161,250 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 2001, 55,000 shares were available for future grant.

   The Company's 1990 and 2000 Stock Option Plans (the Employee Plans) each authorize 300,000 shares of the Company's common stock for issuance. The Employee Plans are administered by the Board of Directors (the Board) and provide for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 2001, 125,800 shares were available for future grant.

                         BENTHOS, INC. AND SUBSIDIARY

   Stock option activity is summarized as follows:

                                                    Employee Plans    Director Options
                                                  ------------------ ------------------
                                                            Weighted           Weighted
                                                            Average            Average
                                                   Number    Option   Number    Option
                                                  of Shares  Price   of Shares  Price
                                                  --------- -------- --------- --------
Outstanding, September 30, 1998..................  134,813   $ 7.79    41,250   $13.18
   Granted.......................................   38,750     6.25    15,000     6.44
   Terminated....................................   (7,688)   10.10        --       --
   Exercised.....................................  (14,250)    3.13        --       --
                                                   -------   ------   -------   ------
Outstanding, September 30, 1999..................  151,625     7.71    56,250    11.38
   Granted.......................................   78,500     8.14    50,000     8.35
   Terminated....................................  (30,750)   10.14        --       --
   Exercised.....................................   (3,750)    6.25        --       --
                                                   -------   ------   -------   ------
Outstanding, September 30, 2000..................  195,625     7.61   106,250     9.96
   Granted.......................................  113,400     5.08        --       --
   Terminated....................................  (77,950)    5.36        --       --
                                                   -------   ------   -------   ------
Outstanding, September 30, 2001..................  231,075   $ 7.13   106,250   $ 9.96
                                                   =======   ======   =======   ======
Exercisable, September 30, 2001..................   57,563   $ 9.97    67,917   $11.00
                                                   =======   ======   =======   ======
Exercisable, September 30, 2000..................   99,188   $ 6.62    36,250   $12.08
                                                   =======   ======   =======   ======
Exercisable, September 30, 1999..................   65,254   $ 6.63    17,500   $12.82
                                                   =======   ======   =======   ======

   The range of exercise prices for options outstanding and options exercisable at September 30, 2001 for the Employee Plans is as follows:

                            Options Outstanding  Options Exercisable
                            -------------------- --------------------
                             Weighted
                              Average   Weighted             Weighted
                             Remaining  Average              Average
   Range of       Options   Contractual Exercise   Options   Exercise
Exercise Prices Outstanding    Life      Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
 $ 4.33             3,375       4.5      $ 4.33     3,375     $ 4.33
 $ 5.00-- 5.65    112,700       9.6        5.07        --         --
 $ 6.25            17,000       7.3        6.25     8,500       6.25
 $ 8.00-- 8.75     66,500       8.5        8.15    16,625       8.15
 $10.17--11.50     21,750       5.3       11.14    21,750      11.14
 $17.54             9,750       6.1       17.54     7,313      17.54
                  -------       ---      ------    ------     ------
                  231,075       8.5      $ 7.13    57,563     $ 9.97
                  =======       ===      ======    ======     ======

                         BENTHOS, INC. AND SUBSIDIARY

   The range of exercise prices for options outstanding and options exercisable at September 30, 2001 for director stock options is as follows:

                            Options Outstanding  Options Exercisable
                            -------------------- --------------------
                             Weighted
                              Average   Weighted             Weighted
                             Remaining  Average              Average
   Range of       Options   Contractual Exercise   Options   Exercise
Exercise Prices Outstanding    Life      Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
 $ 6.44            15,000       7.3      $ 6.44    10,000     $ 6.44
 $ 8.00-- 8.50     50,000       8.1        8.35    16,667       8.35
 $11.50--14.25     41,250       4.8       13.18    41,250      13.18
                  -------       ---      ------    ------     ------
                  106,250       6.7      $ 9.96    67,917     $11.00
                  =======       ===      ======    ======     ======

   SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

                                          September 30,
                                        ----------------
                                        2001  2000  1999
                                        ----  ----  ----
Risk-free interest rate................ 5.24% 6.45% 4.80%
Expected dividend yield................   --    --    --
Expected life (in years)...............    7     7     7
Expected volatility....................   48%   48%   48%

   The weighted average fair value of options granted during the years ended September 30, 2001, 2000 and 1999 under these plans is $2.89, $4.84 and $3.51, respectively.

   Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net (loss) income and net (loss) income per share would have been the following:

                                        September 30,
                                    --------------------
                                      2001   2000  1999
                                    -------  ----- -----
Net (loss) income--
   As reported..................... $(2,292) $ 522 $ 828
   Pro forma.......................  (2,678)   160   525
Basic (loss) earnings per share--
   As reported..................... $ (1.66) $0.38 $0.61
   Pro forma.......................   (1.94)  0.12  0.39
Diluted (loss) earnings per share--
   As reported..................... $ (1.66) $0.37 $0.60
   Pro forma.......................   (1.94)  0.11  0.38

  (b) Employee Stock Ownership Plan

   The Company has an Employee Stock Ownership Plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board,

                         BENTHOS, INC. AND SUBSIDIARY
provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the Internal Revenue Code (IRC). These contributions vest to a participant's account over five years based on completed service, as defined. The accompanying consolidated statements of operations for the years ended September 30, 2000 and 1999 include provisions for contributions to the plan of approximately $30 and $74, respectively. There was no provision for contribution for the year ended September 30, 2001.

  (c) 401(k) Retirement Plan

   The Company has a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the IRC. These contributions vest to a participant's account over five years based on completed service, as defined. Additionally, each participant may elect to contribute up to 15% of his or her compensation for the plan year, but not more than $10,500 (for calendar year 2001), to the plan. The accompanying consolidated statements of operations for the years ended September 30, 2000 and 1999 include provisions for contributions to the plan of approximately $30 and $74, respectively. There was no provision for contribution for the year ended September 30, 2001.

  (d) Supplemental Executive Retirement Plan

   The Company has a Supplemental Executive Retirement Plan for the benefit of certain management and highly compensated executive employees. Under the plan, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the plan. No such elective deferrals have been made by participants as of September 30, 2001.

(8) EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the weighted average number of diluted common and common equivalent shares outstanding during the period. All common equivalent shares have been excluded in 2001 due to the net loss as the effect would be antidilutive. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

   A reconciliation of basic and diluted shares outstanding is as follows:

                                                    2001      2000      1999
                                                  --------- --------- ---------
Weighted average common shares outstanding....... 1,381,745 1,376,158 1,355,291
Effect of dilutive securities....................        --    39,198    31,505
                                                  --------- --------- ---------
Weighted average common shares outstanding,
  assuming dilution.............................. 1,381,745 1,415,356 1,386,796
                                                  ========= ========= =========

   For the years ended September 30, 2001, 2000 and 1999, 250,450, 165,438 and
106,917 weighted average options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

                         BENTHOS, INC. AND SUBSIDIARY

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

   Compensation expense of approximately $85, $87 and $86 related to this agreement is included in the accompanying 2001, 2000 and 1999 consolidated statements of operations, respectively.

(10) SEGMENT REPORTING

   The Company has viewed its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems (formerly called Container Inspection Systems), as being strategic business units that offer different products. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision maker, is a combination of the president, the chief financial officer and other operating officers. The Company evaluates the performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                 Year Ended September 30,
                                 ------------------------
                                  2001     2000    1999
                                 -------  ------- -------
Sales to unaffiliated customers:
   Undersea systems............. $13,064  $15,226 $12,174
   Package inspection systems...   4,957    5,327   5,074
                                 -------  ------- -------
       Total.................... $18,021  $20,553 $17,248
                                 =======  ======= =======
(Loss) income from operations:
   Undersea systems............. $(2,416) $ 1,046 $   742
   Package inspection systems...    (518)      24     207
                                 -------  ------- -------
       Total.................... $(2,934) $ 1,070 $   949
                                 =======  ======= =======
Identifiable assets:
   Undersea systems............. $10,244  $11,839 $11,116
   Package inspection systems...   2,994    2,682   2,349
   Corporate assets.............   2,850    3,344   5,322
                                 -------  ------- -------
       Total.................... $16,088  $17,865 $18,787
                                 =======  ======= =======

                         BENTHOS, INC. AND SUBSIDIARY

   Revenues by geographic area for the years ended September 30, 2001, 2000 and 1999 were as follows:

Geographic Area                                         2001    2000    1999
---------------                                        ------- ------- -------
United States......................................... $11,923 $12,835 $ 6,257
Norway................................................      19     402   2,195
Other.................................................   6,079   7,316   8,796
                                                       ------- ------- -------
                                                       $18,021 $20,553 $17,248
                                                       ======= ======= =======

(11) RELATED PARTY TRANSACTIONS

   The Company paid patent license fees to an entity controlled by the Company's Chairman of the Board. The Company expensed approximately $20, for these fees in fiscal 2001, 2000 and 1999. Additionally, during the year, the Company paid the Chairman of the Board $48 for providing services as interim President and Chief Executive Officer.

                                 BENTHOS, INC.

                                 EXHIBIT INDEX

Exhibit
-------
  3.1   Restated Articles of Organization(1) .
  3.2   Articles of Amendment dated April 28, 1997(2)
  3.3   Articles of Amendment dated April 20, 1998(5)
  3.4   By-Laws(1)
  3.5   By-Law Amendments adopted January 23, 1998(4)
  4.1   Common Stock Certificate(1)
 10.1   Employment Contract with Samuel O. Raymond(1)
 10.2   Amendment to Employment Contract with Samuel O. Raymond(2)
 10.3   Employment Contract with John L. Coughlin(1)
 10.4   Amended and Restated Employment Agreement with John L. Coughlin(10)
 10.5   Severance Agreement with John L. Coughlin(13)
 10.6   Employment Agreement with Ronald L. Marsiglio dated May 21, 2001(15)
 10.7   Employment Agreement with Francis E. Dunne, Jr.(11)
 10.8   Employee Stock Ownership Plan(1)
 10.9   First Amendment to Employee Stock Ownership Plan(2)
 10.10  Second Amendment to Employee Stock Ownership Plan(8)
 10.11  Third Amendment to Employee Stock Ownership Plan(8)
 10.12  Fourth Amendment to Employee Stock Ownership Plan(11)
 10.13  Fifth Amendment to Employee Stock Ownership Plan(11)
 10.14  401(k) Retirement Plan (1993)(1)
 10.15  First Amendment to 401(k) Retirement Plan(2)
 10.16  Second Amendment to 401(k) Retirement Plan(2)
 10.17  Third Amendment to 401(k) Retirement Plan(3)
 10.18  401(k) Retirement Plan (1999)(8)
 10.19  First Amendment to 1999 401(k) Retirement Plan(11)
 10.20  Second Amendment to 1999 401(k) Retirement Plan(11)
 10.21  Third Amendment to 1999 401(k) Retirement Plan(14)
 10.22  Supplemental Executive Retirement Plan(1)
 10.23  1990 Stock Option Plan(1)
 10.24  Stock Option Plan for Non-Employee Directors(1)
 10.25  1998 Non-Employee Directors' Stock Option Plan(4)
 10.26  Benthos, Inc. 2000 Stock Incentive Plan(9)
 10.27  License Agreement between the Company and The Penn State Research Foundation dated
          December 13, 1993(1)
 10.28  Technical Consultancy Agreement between the Company and William D. McElroy dated July 12,
          1994(1)

10.29   Technical Consultancy Agreement between the Company and William D. McElroy dated October 1,
          1996(3)
10.30   General Release and Settlement Agreement between the Company and Lawrence W. Gray dated
          February 8, 1996(1)
10.31   Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated
          September 24, 1990, as amended(1)
10.32   Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape
          Cod Bank and Trust Company, dated July 6, 1994(1)
10.33   Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18,
          1999(8)
10.34   First Amendment to Credit Agreement dated March 23, 2001(14)
10.35   License Agreement between the Company and Optikos Corporation dated July 29, 1997(3)
10.36   Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996(6)
10.37   Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc.
          dated September 11, 1998(6)
10.38   Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David
          A. Porta(7)
10.39   Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE
          International, Inc.
   21   Subsidiaries of the Registrant(1)
   23   Consent of Independent Public Accountants

--------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. O-29024) and incorporated herein by this reference.
 (2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. O-29024) and incorporated herein by this reference.
 (3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. O-29024) and incorporated herein by this reference.
 (4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. O-29024) and incorporated herein by this reference.
 (5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
 (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
 (7) Previously filed as an exhibit to Registrant's Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
 (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
 (9) Previously filed as an exhibit to the Registrant's definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.
(11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(13) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(14) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.