Form 10QSB
period 2001-12-31
BENTHOS INC
filed 2002-02-13
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001
                               -----------------

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

Yes     X       No_____
     --------

State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                      1,383,102
     (Class)                           (Outstanding stock at February 11, 2002)

Transitional Small Business Disclosure Format (check one):
Yes  ________    No   X
                   -------

                         BENTHOS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 2001

                                      INDEX

                                                                                              Page  No.
Face Sheet                                                                                         1

Index                                                                                              2

Part I
FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)                                3
                           December 31, 2001 and
                           September 30, 2001

                  Condensed Consolidated Statements of Operations (unaudited)                      4
                  Quarter Ended
                           December 31, 2001 and
                           December 31, 2000

                  Condensed Consolidated Statements of Cash Flow (unaudited)                       5
                  Quarter Ended
                           December 31, 2001 and
                           December 31, 2000

                  Notes to Financial Statements                                                    6

         Item 2.  Management's Discussion and Analysis                                            10
                  of Financial Condition and Results
                  of Operations

PART II
OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                13

Signatures                                                                                        13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Benthos, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)
                                   (unaudited)


Assets                                                              December 31, 2001        September 30, 2001
                                                                    -----------------        ------------------
Current Assets:
Cash and Cash Equivalents                                               $       14              $        46
Accounts Receivable, Net                                                     3,417                    2,723
Inventories                                                                  4,246                    5,101
Prepaid Expenses and
  Other Current Assets                                                         738                      713
Deferred Tax Asset                                                           1,650                    1,650
                                                                        ----------              -----------
Total Current Assets                                                        10,065                   10,233

Property, Plant and Equipment, Net                                           1,708                    1,810
Goodwill                                                                     2,657                    2,657
Other Assets, Net                                                            1,410                    1,388
                                                                        ----------              -----------
                                                                           $15,840                  $16,088
                                                                        ==========              ===========

Liabilities and Stockholders' Investment
Current Liabilities:
Current Portion of Long-Term Debt                                       $      786              $       786
Line of Credit                                                                 400                      500
Accounts Payable                                                             1,603                    1,520
Accrued Expenses                                                             2,142                    2,329
Customer Deposits                                                              341                      161
                                                                        ----------              -----------
Total Current Liabilities                                                    5,272                    5,296
                                                                        ----------              -----------

Long-Term Debt, Net of Current Portion                                       2,881                    3,077

Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
  Authorized - 7,500 Shares
  Issued - 1,653 Shares at December 31, 2001
  and September 30, 2001                                                       110                      110
Capital in Excess of Par Value                                               1,569                    1,569
Retained Earnings                                                            6,638                    6,667
Treasury Stock, at Cost                                                       (630)                    (631)
                                                                        ----------              -----------
Total Stockholders' Investment                                               7,687                    7,715
                                                                        ----------              -----------
                                                                        $   15,840              $    16,088
                                                                        ==========              ===========

See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Quarter Ended
                                                December 31, 2001                   December 31, 2000
                                                -----------------                   -----------------
Net Sales                                            $   4,643                          $   4,238

Cost of Sales                                            3,053                              3,111
                                                     ---------                          ---------
Gross Profit                                             1,590                              1,127

Selling, General and Administrative
   Expenses                                              1,278                              1,280
Research and Development Expenses                          228                                508
Amortization of Goodwill                                    --                                 66
Amortization of Acquired Intangibles                        60                                 60
                                                     ---------                          ---------
Income (Loss) from Operations                               24                               (787)

Interest Income                                             --                                 21

Interest Expense                                           (65)                              (104)
                                                     ---------                          ---------
Loss Before Benefit for
   Income Taxes                                            (41)                              (870)
Benefit for Income Taxes                                   (13)                              (261)
                                                     ---------                          ---------
Net Loss                                             $     (28)                         $    (609)
                                                     =========                          =========

Basic and Diluted Loss Per Share                     $   (0.02)                         $   (0.44)
                                                     =========                          ==========

Weighted Average Number of
Shares Outstanding                                       1,383                              1,379
                                                     =========                          =========

See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                   (unaudited)

                                                                                  Quarter Ended
                                                                  December 31, 2001            December 31, 2000
                                                                  -----------------            -----------------
Cash Flows from Operating Activities:

Net Loss                                                              $    (28)                    $   (609)

Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used In) Operating Activities:
     Depreciation and Amortization                                         206                          287
Changes in Assets and Liabilities:
     Accounts Receivable                                                  (694)                         117
     Inventories                                                           855                          142
     Prepaid Expenses and Other Current Assets                             (25)                          38
     Accounts Payable and Accrued Expenses                                (104)                        (454)
     Customer Deposits                                                     180                          (78)
                                                                      --------                     --------
Net Cash Provided by (Used In) Operating Activities                        390                         (557)

Cash Flows from Investing Activities:
     Purchases of Property, Plant and Equipment                            (39)                        (235)
     Increase in Other Assets                                              (87)                         (82)
                                                                      --------                     --------
Net Cash Used in Investing Activities                                     (126)                        (317)

Cash Flows from Financing Activities:
     Payments on Line of Credit                                           (100)                          --
     Payments on Long-Term Debt                                           (196)                        (196)
                                                                      --------                     --------
Net Cash Used in Financing Activities                                     (296)                        (196)

Net Decrease in Cash and Cash Equivalents                                  (32)                      (1,070)

Cash and Cash Equivalents, Beginning of Period                              46                        1,474
                                                                      --------                     --------
Cash and Cash Equivalents, End of Period                              $     14                     $    404
                                                                      ========                     ========
Supplemental Disclosure of Cash Flow Information:
     Interest Paid                                                    $     61                     $    104
                                                                      ========                     ========
     Income Taxes Paid, Net of Refunds                                $      6                     $     50
                                                                      ========                     ========

See accompanying notes to Condensed Consolidated Financial Statements

                                                                               6
                         Benthos, Inc. and Subsidiaries
                          Notes to Financial Statements
                    (in thousands, except per share amounts)


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

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  December 31, 2001       September 30, 2001
                                 -------------------     --------------------

           Raw Materials                $   374                  $   375

           Work-in-Process                3,851                    4,704

           Finished Goods                    21                       22
                                        -------                  -------
                                        $ 4,246                  $ 5,101
                                        =======                  =======

4.  Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                                     Quarter Ended December 31,
                                                         2001         2000
                                                       -------      -------
Basic weighted average common shares outstanding         1,383        1,379
Weighted average common share equivalents                   --           --
                                                       -------      -------
Diluted weighted average shares outstanding              1,383        1,379
                                                       =======      =======

The following securities were not included in computing earnings per share because their effects would be anti-dilutive.

                                                     Quarter Ended December 31,
                                                         2001         2000
                                                       -------      -------
Options to purchase common stock                           337          197
                                                       =======      =======


5.  Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                                     Quarter Ended December 31,
                                                         2001         2000
                                                       -------      -------
Sales to Unaffiliated Customers:
     Undersea Systems                                  $ 3,016      $ 2,950
     Package Inspection Systems                          1,627        1,288
                                                       -------      -------
     Total                                             $ 4,643      $ 4,238

Income (Loss) from Operations:
     Undersea Systems                                  $  (111)     $  (585)
     Package Inspection Systems                            135         (202)
                                                       -------      -------
     Total                                             $    24      $  (787)

Identifiable Assets:
     Undersea Systems                                  $ 9,990      $11,240
     Package Inspection Systems                          2,928        2,945
     Corporate Assets                                    2,922        2,343
                                                       -------      -------
     Total                                             $15,840      $16,528
                                                       =======      =======

Revenues by geographic area for the quarter ended December 31, 2001 and 2000 were as follows:

Geographic Area                                           2001       2000
                                                        -------    -------

United States                                           $ 3,832    $ 2,942
Other                                                       811      1,296
                                                        -------    -------
Total                                                   $ 4,643    $ 4,238
                                                        =======    =======


6.  Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $800 line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.75% at December 31, 2001) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. The line of credit expires on January 31, 2003. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.75% at December 31, 2001) plus 2%, or 7%, whichever is higher. Advances are limited to 35% of eligible accounts receivable. The availability under the line of credit was $716 as of December 31, 2001. There were $400 in advances outstanding under the line of credit as of December 31, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2001, the Company was not in compliance with two of these covenants. In February of 2002, the Company obtained a waiver of this default. The amount available under the secured line of credit will become $600 after March 31, 2002. In January 2002, the line of credit was paid in full.

7.  New Accounting Standards

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for fiscal year-end companies whereby the entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. The goodwill associated with the Datasonics acquisition is no longer subject to amortization. Accordingly, the goodwill will be subject to an annual assessment for impairment. As a result, the Company's amortization expense for the first quarter of fiscal year 2002 is $66 lower than the first quarter of fiscal year 2001. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position. In addition, the Company will be required to do a fair value impairment analysis of this goodwill.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that this statement will not have a material impact on operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position until such time as its provisions are applied.

8.  Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive loss other than net loss.

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in Thousands)

Results of Operations -- First quarter of fiscal year 2002 compared with first quarter of fiscal year 2001.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                                        Quarter Ended
                                                    December 31, 2001                  December 31, 2000
                                                    -----------------                  -----------------
                                                                         (unaudited)
Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               65.7%                              73.4%
                                                         -------                            -------
Gross Profit                                                34.3%                              26.6%
Selling, General & Administrative Expenses                  27.6%                              30.2%
Research and Development Expenses                            4.9%                              12.0%
Amortization of Goodwill                                      --%                               1.6%
Amortization of Acquired Intangibles                         1.3%                               1.4%
                                                         -------                            -------
Income (Loss) from Operations                                 .5%                             (18.6)%
Interest Income                                               --%                                .5%
Interest Expense                                            (1.4)%                             (2.5)%
                                                         -------                            -------
 Loss Before Benefit
   for Income Taxes                                          (.9)%                            (20.6)%

Benefit for Income Taxes                                     (.3)%                             (6.2)%
                                                         -------                            -------
Net Loss                                                     (.6)%                            (14.4)%
                                                         =======                            =======

Sales. Net sales increased by 9.6% in the first quarter of fiscal year 2002 to $4,643 as compared to $4,238 in the first quarter of fiscal year 2001. Sales of the Package Inspection Systems Division increased by 26.3% to $1,627 in the first quarter of fiscal year 2002 as compared to $1,288 in the first quarter of fiscal year 2001. The increase resulted largely from the timing of orders. Sales of the Undersea Systems Division increased by 2.2% to $3,016 in the first quarter of fiscal year 2002 as compared to $2,950 in the first quarter of fiscal year 2001. The increase in sales was concentrated in the geophysical, remotely operated vehicle (ROV), geophysical hydrophone, and glass flotation product areas, as compared to the first quarter of fiscal year 2001.

Gross Profit. Gross Profit increased by 41.1% to $1,590 for the first quarter of fiscal year 2002 as compared to $1,127 for the first quarter of fiscal year 2001. As a percentage of sales, gross profit was 34.3% in the first quarter of fiscal year 2002 as compared to 26.6% in the first quarter of fiscal year 2001. The increase in gross profit dollars and percentage is attributed primarily to increased shipments, higher product mix of Package Inspection Systems Division products which provide higher gross profit, and less unabsorbed overhead resulting from increased sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $1,278 for the first quarter of fiscal year 2002 as compared to $1,280 in the first quarter of fiscal year 2001. As a percentage of sales, selling, general and administrative expenses decreased to 27.6% in the first quarter of fiscal year 2002 as compared to 30.2% for the first quarter of fiscal year 2001. The decrease in selling, general, and administrative expenses as a percentage of sales is a result of increased sales volume as compared to the first quarter of fiscal year 2001.

Research and Development Expenses. Research and development expenses decreased 55.1% to $228 for the first quarter of fiscal year 2002 as compared to $508 in the first quarter of fiscal year 2001. As a percentage of sales, research and development expenses decreased to 4.9% of sales in the first quarter of fiscal year 2002 from 12.0% in the first quarter of fiscal year 2001. The decrease in the overall level of expenditures is a result of the completion in fiscal 2001 of several development projects that were active in the first quarter of fiscal year 2001, the elimination of certain outside costs that existed in the first quarter of fiscal year 2001, and the temporary reassignment of engineering resources.

Amortization of Goodwill. As a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. The Company is currently assessing these assets for impairment and has not determined whether, or the extent to which, there will be any effect on the Company's financial position. The goodwill relates to the Datasonics acquisition in fiscal year 1999.

Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles was $60 in the first quarters of fiscal years 2002 and 2001. The amortization of other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $0 in the first quarter of fiscal year 2002 as compared to $21 in the first quarter of fiscal year 2001. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest Expense decreased to $65 in the first quarter of fiscal year 2002 as compared to $104 in the first quarter of fiscal year 2001. The decrease in interest expense dollars was a result of reduced interest rates and reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Benefit for Income Taxes. The benefit for income taxes decreased to $13 in the first quarter of fiscal year 2002 as compared to a benefit of $261 in the first quarter of fiscal year 2001. The effective tax rate used in the first quarter of fiscal years 2002 and 2001 was 30.0%. The rate used is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $32 from September 30, 2001 to December 31, 2001. Cash of $390 was generated in operating activities, primarily the result of the net loss incurred during the quarter offset by depreciation and amortization and changes in operational assets and liabilities. The Company also used $126 and $296 of cash in its investing and financing activities, respectively. Investing activities represents primarily the payments on a split-dollar life insurance policy and financing activities represents the payment of the installment payments on the term note and partial repayment on the line of credit.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $800 line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.75% at December 31, 2001) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. The line of credit expires on January 31, 2003. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.75% at December 31, 2001) plus 2%, or 7%, whichever is higher. Advances are limited to 35% of eligible accounts receivable. The availability under the line of credit was $716 as of December 31, 2001. There were $400 in advances outstanding under the line of credit as of December 31, 2001. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2001, the Company was not in compliance with two of these covenants. In February of 2002, the Company obtained a waiver of this default. The amount available under the secured line of credit will become $600 after March 31, 2002.

In January 2002, the Company received a $662 refund as a result of a carryback of tax losses. The Company paid the outstanding balance of the line of credit with the proceeds.

The Company believes it is well-positioned to finance future working capital requirements and capital expenditures during the next twelve months through cash on hand and available credit facilities.






"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this Quarterly Report on Form 10-QSB and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

                                                   BENTHOS, INC.

                                         By /s/ Francis E. Dunne, Jr.
                                             Francis E. Dunne, Jr.
                                   Vice President, Chief Financial Officer,
                                               and Treasurer
                                 (Principal Financial and Accounting Officer)
DATE:   February 11, 2002

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

10.6    Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

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

10.31 Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.32 Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.33 Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.34   First Amendment to Credit Agreement dated March 23, 2001 (14)

10.35   Second Amendment to Credit Agreement dated December 12, 2001.

10.36 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.37 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.38 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.39 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.40 Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc.(16)

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

          (16) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.