Form 10QSB
period 2002-03-31
BENTHOS INC
filed 2002-05-15
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2002

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ______________

     Commission file number 0-29024
                            -------


                                  BENTHOS, INC.
      --------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Massachusetts                               04-2381876
      --------------------------------------------------------------------
      (State or Other Jurisdiction of                 (I. R. S. Employer
       Corporation or Organization)                    Identification No.)


             49 Edgerton Drive, North Falmouth, Massachusetts 02556
      --------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  508-563-1000
      --------------------------------------------------------------------
                 Issuer's Telephone Number Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     --------


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

 Common Stock par value $.06 2/3                         1,383,082
---------------------------------          -----------------------------------
              (Class)                      (Outstanding stock at May 14, 2002)

Transitional Small Business Disclosure Format (check one):

Yes             No    X
     --------      ----------

                         BENTHOS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                   FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                 MARCH 31, 2002

                                      INDEX

                                                                        Page No.
                                                                        --------
Face Sheet                                                                 1

Index                                                                      2

PART I

FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (unaudited)            3
                       March 31, 2002 and
                       September 30, 2001

              Condensed Consolidated Statements of Operations (unaudited)  4
              Quarter and Six Months Ended
                       March 31, 2002 and
                       March 31, 2001

              Condensed Consolidated Statements of Cash Flow (unaudited)   5
              Six Months Ended
                       March 31, 2002 and
                       March 31, 2001

              Notes to Condensed Consolidated Financial Statements         6

     Item 2.  Management's Discussion and Analysis                         10
              of Financial Condition and Results
              of Operations

PART II

OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             18

Signatures                                                                 18


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BENTHOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                             March 31, 2002   September 30, 2001
                                             --------------   ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                       $    22           $    46
Accounts Receivable, Net                          2,900             2,723
Inventories                                       5,214             5,101
Prepaid Expenses and Other Current Assets           153               713
Deferred Tax Asset                                1,650             1,650
                                                -------           -------
Total Current Assets                              9,939            10,233


Property, Plant and Equipment, Net                1,568             1,810
Goodwill                                          2,657             2,657
Other Assets, Net                                 1,345             1,388
                                                -------           -------
                                                $15,509           $16,088
                                                =======           =======

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Portion of Long-Term Debt               $   786           $   786
Line of Credit                                      125               500
Accounts Payable                                  2,554             1,520
Accrued Expenses                                  1,830             2,329
Customer Deposits                                   384               161
                                                -------           -------
Total Current Liabilities                         5,679             5,296
                                                -------           -------

Long-Term Debt, Net of Current Portion            2,685             3,077

Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
  Authorized - 7,500 Shares
  Issued - 1,653 Shares at March 31, 2002
  and September 30, 2001                            110               110
Capital in Excess of Par Value                    1,569             1,569
Retained Earnings                                 6,097             6,667
Treasury Stock, at Cost                            (631)             (631)
                                                -------           -------
Total Stockholders' Investment                    7,145             7,715
                                                -------           -------
                                                $15,509           $16,088
                                                =======           =======

     See accompanying notes to Condensed Consolidated Financial Statements

                         BENTHOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       Quarter Ended                    Six Months Ended
                                                          March 31,                         March 31,
                                                      ----------------                  ----------------
                                                      2002        2001                  2002        2001
                                                      ----        ----                  ----        ----

Net Sales                                          $ 3,670      $ 4,791               $ 8,313     $ 9,029

Cost of Sales                                        2,610        3,130                 5,663       6,241
                                                   -------      -------               -------     -------

Gross Profit                                         1,060        1,661                 2,650       2,788

Selling, General &
   Administrative Expenses                           1,245        1,400                 2,523       2,680
Research and Development
   Expenses                                            465          590                   693       1,098
Amortization of Goodwill                                --           66                    --         132
Amortization of Acquired Intangibles                    59           60                   119         120
                                                   -------      -------               -------     -------
Loss from Operations                                  (709)        (455)                 (685)     (1,242)

Interest Income                                         --            6                    --          27
Interest Expense                                       (65)         (93)                 (130)       (197)
                                                   -------      -------               -------     -------

Loss before Benefit for Income Taxes                  (774)        (542)                 (815)     (1,412)
Benefit for Income Taxes                              (232)        (162)                 (245)       (423)
                                                   -------      -------               -------     -------
Net Loss                                           $  (542)     $  (380)              $  (570)    $  (989)
                                                   =======      =======               =======     =======

Basic and Diluted Loss Per Share                   $ (0.39)     $ (0.28)              $ (0.41)    $ (0.72)
                                                   =======      =======               =======     =======

Weighted Average Number of                           1,383        1,382                 1,383       1,380
Shares Outstanding                                 =======      =======               =======     =======

     See accompanying notes to Condensed Consolidated Financial Statements

                         BENTHOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                         ----------------------
                                                         2002              2001
                                                         ----------------------
Cash Flows from Operating Activities:

Net Loss                                              $  (570)          $  (989)

Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in) Operating
   Activities:  Depreciation and Amortization             415               601
Changes in Assets and Liabilities:
     Accounts Receivable                                 (177)              120
     Inventories                                         (113)             (839)
     Prepaid Expenses and Other Current Assets            560                79
     Accounts Payable and Accrued Expenses                535               317
     Customer Deposits                                    223                38
                                                      -------       -----------
Net Cash Provided by (Used in) Operating Activities       873              (673)

Cash Flows from Investing Activities:
     Purchases of Property, Plant and Equipment           (44)             (325)
     Increase in Other Assets                             (86)              (82)
                                                      -------       -----------
Net Cash Used in Investing Activities                    (130)             (407)

Cash Flows from Financing Activities:
     (Payments) Borrowings on Line of Credit             (375)               50
     Payments on Long-Term Debt                          (392)             (393)
                                                      -------       -----------
     Net Cash Used in Financing Activities               (767)             (343)
                                                      -------       -----------
Net Decrease in Cash and Cash Equivalents                 (24)           (1,423)

Cash and Cash Equivalents, Beginning of Period             46             1,474
                                                      -------       -----------
Cash and Cash Equivalents, End of Period              $    22           $    51
                                                      =======           =======
Supplemental Disclosure of Cash Flow Information:
     Interest Paid                                    $   129           $   199
                                                      =======           =======
     Income Taxes Paid, Net of Refunds                $  (680)          $    50
                                                      =======           =======
Supplemental Disclosure of Noncash Activities:
     Issuance of Treasury Stock to the Company's ESOP $    --           $    30
                                                      =======           =======

     See accompanying notes to Condensed Consolidated Financial Statements

                         BENTHOS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


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

3.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                             March 31, 2002         September 30, 2001
                             --------------         ------------------

     Raw Materials               $   217                  $   375

     Work-in-Process               4,977                    4,704

     Finished Goods                   20                       22
                                 -------                  -------
                                 $ 5,214                  $ 5,101
                                 =======                  =======

4.   Loss Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                                                   Quarter Ended              Six Months Ended
                                                                     March 31,                    March 31,
                                                                  ---------------              --------------
                                                                  2002       2001              2002      2001
                                                                  ----       ----              ----      ----
Basic weighted average common shares outstanding                 1,383      1,382             1,383     1,380
Weighted average common share equivalents                           --         --                --        --
                                                                 -----      -----             -----     -----
Diluted weighted average shares outstanding                      1,383      1,382             1,383     1,380
                                                                 =====      =====             =====     =====

The following securities were not included in computing earnings per share because their effects would be anti-dilutive.

                                                                   Quarter Ended              Six Months Ended
                                                                     March 31,                    March 31,
                                                                  ---------------              --------------
                                                                  2002       2001              2002      2001
                                                                  ----       ----              ----      ----
Options to purchase common stock                                   383        254               360       278
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

                                                                   Quarter Ended              Six Months Ended
                                                                     March 31,                    March 31,
                                                                  ---------------              --------------
                                                                  2002       2001              2002      2001
                                                                  ----       ----              ----      ----
Sales to Unaffiliated Customers:
       Undersea Systems                                        $ 1,975    $ 3,499           $ 4,991   $ 6,449
       Package Inspection Systems                                1,695      1,292             3,322     2,580
                                                               -------    -------           -------   -------
       Total                                                   $ 3,670    $ 4,791           $ 8,313   $ 9,029
                                                               =======    =======           =======   =======
Income (Loss) from Operations:
       Undersea Systems                                        $  (790)   $  (391)          $  (901)  $  (976)
       Package Inspection Systems                                   81        (64)              216      (266)
                                                               -------    -------           -------   -------
       Total                                                   $  (709)   $  (455)          $  (685)  $(1,242)
                                                               =======    =======           =======   =======
Identifiable Assets:
       Undersea Systems                                                                     $10,914   $11,693
       Package Inspection Systems                                                             2,239     3,275
       Corporate Assets                                                                       2,356     1,951
                                                                                            -------   -------
       Total                                                                                $15,509   $16,919
                                                                                            =======   =======

Revenues by geographic area were as follows:

                                                                   Quarter Ended              Six Months Ended
                                                                     March 31,                    March 31,
                                                                  ---------------              --------------
                                                                  2002       2001              2002      2001
                                                                  ----       ----              ----      ----
Geographic Area

United States                                                  $ 2,224    $ 3,343           $ 6,057   $ 6,287
Other                                                            1,446      1,448             2,256     2,742
                                                               -------    -------           -------   -------
Total                                                          $ 3,670    $ 4,791           $ 8,313   $ 9,029
                                                               =======    =======           =======   =======

Revenues by product line within the Undersea Systems segment were as follows:

                                                                   Quarter Ended              Six Months Ended
                                                                     March 31,                    March 31,
                                                                  ---------------              --------------
                                                                  2002       2001              2002      2001
                                                                  ----       ----              ----      ----
Product Line:                                                  -------    -------           -------   -------
Underwater Acoustics                                           $   686    $ 1,642           $ 1,576   $ 3,192
Geophysical Exploration Equipment                                  889      1,410             2,413     2,472
Other Undersea Products                                            400        447             1,002       785
                                                               -------    -------           -------   -------
Total                                                          $ 1,975    $ 3,499           $ 4,991   $ 6,449
                                                               =======    =======           =======   =======

The Package Inspection Systems segment has only one product line.

6.   Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $800 line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.75% at March 31, 2002) plus 2%, or 7%, whichever is higher. As of March 31, 2002, $3,471 was outstanding under the term loan. The term note matures in August 2006. The line of credit expires on January 31, 2003. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.75% at March 31, 2002) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $616 as of March 31, 2002. There were $125 in advances outstanding under the line of credit as of March 31, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2002, the Company was not in compliance with the three financial covenants under this credit facility. In April of 2002, the Company obtained a waiver of these defaults. The Company believes that, based on its performance in the month of April and on its internal forecasts for the third and fourth fiscal quarters of 2002, it will be in compliance with the financial covenants for the remainder of fiscal 2002 and will not need any additional waivers from the bank. Therefore, the Company has classified the debt outstanding under the term note that is due after March 31, 2003 as long term in the accompanying financial statements. The maximum amount available under the secured line of credit became $600 on April 1, 2002.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. Such intangible assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. Accordingly, the goodwill associated with the Datasonics acquisition is no longer subject to amortization. Such goodwill is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The evaluation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units.

Aggregate amortization expense related to acquired intangibles which continue to be amortized for the quarter and six months ended March 31, 2002 was $59 and $119, respectively.

In the quarter ended March 31, 2001, the Company amortized $66 related to goodwill. Excluding this amortization, the reported loss, net of taxes, would have been reduced by $46. The basic and diluted loss per share would have otherwise been $(0.25). For the six months ended March 31, 2001, the Company amortized $132 related to goodwill. Excluding this amortization, the reported loss, net of taxes, would have been reduced by $92. The basic and diluted loss per share would have otherwise been $(0.65).

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that this statement will not have a material impact on its results of operations and financial position.

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

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves and the impairment of long-lived assets, goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1.   Revenue Recognition

The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

2.   Inventory Valuation

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve to twenty-four month period. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

3.   Warranty Reserves

Our warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical return rates and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

4.   Goodwill

The goodwill associated with the Datasonics acquisition is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The valuation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish market value for our reporting units is based upon management's judgement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

Results of Operations -- Second quarter of fiscal year 2002 compared with second quarter of fiscal year 2001.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                                       Quarter Ended
                                                     -------------------------------------------------
                                                     March 31, 2002                     March 31, 2001
                                                     --------------                     --------------
                                                                         (unaudited)
Net Sales                                                  100.0 %                            100.0 %

Cost of Sales                                               71.1 %                             65.3 %
                                                         -------                           --------
Gross Profit                                                28.9 %                             34.7 %
Selling, General & Administrative Expenses                  33.9 %                             29.2 %
Research and Development Expenses                           12.7 %                             12.3 %
Amortization of Goodwill                                      -- %                              1.4 %
Amortization of Acquired Intangibles                         1.6 %                              1.3 %
                                                         -------                           --------
Loss from Operations                                       (19.3)%                             (9.5)%
Interest Income                                               -- %                               .1 %
Interest Expense                                            (1.8)%                             (1.9)%
                                                         -------                           --------

Loss Before Benefit for Income Taxes                       (21.1)%                            (11.3)%

Benefit for Income Taxes                                    (6.3)%                             (3.4)%
                                                         -------                           --------
Net Loss                                                   (14.8)%                             (7.9)%
                                                         =======                           ========
The following table presents, for the periods indicated, the sales of the product categories within the Undersea Systems segment:

                                                                       Quarter Ended
                                                     -------------------------------------------------
                                                     March 31, 2002                     March 31, 2001
                                                     --------------                     --------------
                                                                         (unaudited)
Underwater Acoustics                                     $   686                           $  1,642
Geophysical Exploration Equipment                            889                              1,410
Other Undersea Products                                      400                                447
                                                         -------                           --------
Total Undersea Systems Sales                             $ 1,975                           $  3,499
                                                         =======                           ========

The Package Inspection Systems segment has only one product line.

Sales. Net sales decreased by 23.4% in the second quarter of fiscal year 2002 to $3,670 as compared to $4,791 in the second quarter of fiscal year 2001. Sales of the Package Inspection Systems Division increased by 31.2% to $1,695 in the second quarter of fiscal year 2002 as compared to $1,292 in the second quarter of fiscal year 2001. The increase resulted largely from increased market penetration and new product introductions in the second quarter of fiscal year 2002. Sales of the Undersea Systems Division decreased by 43.6% to $1,975 in the second quarter of fiscal year 2002 as compared to $3,499 in the second quarter of fiscal year 2001. This decrease was experienced in the majority of the product lines within the Undersea Systems Division and is a result of fewer large project orders, decreased demand for geophysical hydrophones for use in exploration by the oil and gas industries, transition from a distributor of the locator products in the Underwater Acoustics line and the effects of the tragic events of September 11, 2001 on purchases of these products by the airline industry as compared with the second quarter of fiscal year 2001. The sales for side scan sonar equipment within the Geophysical Exploration Equipment product line was up 30.3% as a result of increased purchases of this equipment by the U.S. Navy and other customers as compared to the second quarter of fiscal year 2001.

Gross Profit. Gross Profit decreased by 36.2% to $1,060 for the second quarter of fiscal year 2002 as compared to $1,661 for the second quarter of fiscal year 2001. As a percentage of sales, gross profit was 28.9% in the second quarter of fiscal year 2002 as compared to 34.7% in the second quarter of fiscal year 2001. The decrease in gross profit percentage is attributed primarily to unabsorbed overhead resulting from decreased sales volume and offset by $130 in reduced inventory and warranty provisions and increased sales of the products of the Package Inspection Division which are more profitable than those of the Undersea Systems Division. The Company believes that there will be an improvement in its gross profit in the third quarter of fiscal year 2002 based on record shipments in excess of $3,000 in the month of April 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 11.1% to $1,245 for the second quarter of fiscal year 2002 as compared to $1,400 in the second quarter of fiscal year 2001. As a percentage of sales, selling, general and administrative expenses increased to 33.9% in the second quarter of fiscal year 2002 as compared to 29.2% for the second quarter of fiscal year 2001. The decrease in selling, general, and administrative dollars is primarily a result of $151 in expenses related to the resignation of the former CEO in the second quarter of fiscal year 2001 that were not repeated in the second quarter of fiscal year 2002 and reduced headcount compared to that quarter. The increase in percentage of sales is a result of reduced sales.

Research and Development Expenses. Research and development expenses decreased 21.2% to $465 for the second quarter of fiscal year 2002 as compared to $590 in the second quarter of fiscal year 2001. As a percentage of sales, research and development expenses increased to 12.7% of sales in the second quarter of fiscal year 2002 from 12.3% in the second quarter of fiscal year 2001. The decrease in the overall level of expenditures is a result of the completion in fiscal year 2001 of several development projects that were active in the second quarter of fiscal year 2001, the elimination of certain outside costs that existed in the second quarter of fiscal year 2001, and the temporary reassignment of engineering resources.

Amortization of Goodwill. As a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. Early adoption of this statement is permitted for companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. Accordingly, the goodwill associated with the Datasonics acquisition is no longer subject to amortization. Such goodwill is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The evaluation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $59 in the second quarter of fiscal year 2002 and $60 in the second quarter of fiscal year 2001. The amortization of other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $0 in the second quarter of fiscal year 2002 as compared to $6 in the second quarter of fiscal year 2001. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest Expense decreased to $65 in the second quarter of fiscal year 2002 as compared to $93 in the second quarter of fiscal year 2001. The decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition and lower interest rates.

Benefit for Income Taxes. The benefit for income taxes increased to $232 in the second quarter of fiscal year 2002 as compared to $162 in the second quarter of fiscal year 2001. The effective tax rate in the second quarter of fiscal years 2002 and 2001 was 30.0%. The rate is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

Results of Operations - Six months of fiscal year 2002 compared with six months of fiscal year 2001.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                                        Six Months Ended
                                                       -------------------------------------------------
                                                       March 31, 2002                     March 31, 2001
                                                       --------------                     --------------
Net Sales                                                  100.0 %                             100.0%

Cost of Sales                                               68.1 %                              69.1%
                                                         -------                            --------
Gross Profit                                                31.9 %                              30.9%
Selling, General & Administrative Expenses                  30.4 %                              29.7%
Research and Development Expenses                            8.3 %                              12.2%
Amortization of Goodwill                                      -- %                               1.4%
Amortization of Acquired Intangibles                         1.4 %                               1.3%
                                                         -------                            --------
Loss from Operations                                        (8.2)%                             (13.7)%
Interest Income                                               -- %                                .3 %
Interest Expense                                            (1.6)%                              (2.2)%
                                                         --------                           --------

Loss Before Benefit for Income Taxes                        (9.8)%                             (15.6)%

Benefit for Income Taxes                                    (2.9)%                              (4.7)%
                                                         -------                            --------
Net Loss                                                    (6.9)%                             (11.0)%
                                                         =======                            ========


The following table presents, for the periods indicated, the sales of the product categories within the Undersea Systems segment:


                                                                        Six Months Ended
                                                       -------------------------------------------------
                                                       March 31, 2002                     March 31, 2001
                                                       --------------                     --------------
                                                                         (unaudited)

Underwater Acoustics                                     $ 1,576                              $3,192
Geophysical Exploration Equipment                          2,413                               2,472
Other Undersea Products                                    1,002                                 785
                                                         -------                              ------
Total Undersea Systems  Sales                            $ 4,991                              $6,449
                                                         =======                              ======


The Package Inspection Systems segment has only one product line.

Sales. Net sales decreased by 7.9% in the first six months of fiscal year 2002 to $8,313 as compared to $9,029 in the first six months of fiscal year 2001. Sales of the Package Inspection Systems Division increased by 28.8% to $3,322 in the first six months of fiscal year 2002 as compared to $2,580 in the first six months of fiscal year 2001. The increase resulted largely from increased market penetration and new product introductions in the first six months of fiscal year 2002. Sales of the Undersea Systems Division decreased by 22.6% to $4,991 in the first six months of fiscal year 2002 as compared to $6,449 in the first six months of fiscal year 2001. This decrease was experienced in the majority of the product lines within the Undersea Systems Division and is a result of fewer large project orders, decreased demand for geophysical hydrophones for use in exploration by the oil and gas industries, transition from a distributor of the locator products in the Underwater Acoustics line and the effects of the tragic events of September 11, 2001 on purchases of these products by the airline industry as compared with the first six months of fiscal year 2001. The sales for side scan sonar equipment within the Geophysical Exploration Equipment product line were up 75.0% as a result of increased purchases of this equipment by the U.S. Navy and other customers as compared to the first six months of fiscal year 2001.

Gross Profit. Gross Profit decreased by 4.9% to $2,650 for the first six months of fiscal year 2002 as compared to $2,788 for the first six months of fiscal year 2001. As a percentage of sales, gross profit was 31.9% in the first six months of fiscal year 2002 as compared to 30.9% in the first six months of fiscal year 2001. The increase in gross profit percentage is attributed primarily to the higher sales mix of Package Inspection Systems Division products, which carry a higher gross profit than the products of the Undersea Systems Division and $260 in reduced inventory and warranty provisions, offset by increased unabsorbed overhead as a result of decreased sales volume as compared to the first six months of fiscal year 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 5.8% to $2,523 for the first six months of fiscal year 2002 as compared to $2,680 in the first six months of fiscal year 2001. As a percentage of sales, selling, general and administrative expenses increased to 30.4% in the first six months of fiscal year 2002 as compared to 29.7% for the first six months of fiscal year 2001. The decrease in selling, general and administrative expenses in dollars is a result of the reduced headcount from the first six months of fiscal year 2001 and $151 in expenses related to the resignation of the former CEO in the first six months of fiscal year 2001, such as search fees for a successor and severance costs which were not repeated in the first six months of fiscal year 2002. The increase in percentage of sales is related to the decrease in sales volume.

Research and Development Expenses. Research and development expenses decreased 36.8% to $693 for the first six months of fiscal year 2002 as compared to $1098 in the first six months of fiscal year 2001. As a percentage of sales, research and development expenses decreased to 8.3% of sales in the first six months of fiscal year 2002 from 12.2% in the first six months of fiscal year 2001. The decrease in the overall level of expenditures is a result of the completion in fiscal year 2001 of several development projects that were active in first six months of fiscal year 2001, the elimination of certain outside costs that existed in the first six months of fiscal year 2001, and the temporary reassignment of engineering resources.

Amortization of Goodwill. As a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. Early adoption of this statement is permitted for companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. Accordingly, the goodwill associated with the Datasonics acquisition is no longer subject to amortization. Such goodwill is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The evaluation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $119 in the first six months of fiscal year 2002 and $120 in the first six months of fiscal year 2001. The amortization of other acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $0 in the first six months of fiscal year 2002 as compared to $27 in the first six months of fiscal year 2001. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest expense was $130 in the first six months of fiscal year 2002 as compared to $197 in the first six months of fiscal year 2001. The decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition and lower interest rates.

Benefit for Income Taxes. The benefit for income taxes decreased to $245 in the first six months of fiscal year 2002 as compared to $423 in the first six months of fiscal year 2001. The effective tax rate in the first halves of fiscal years 2002 and 2001 was 30.0%. The rate is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $24 from September 30, 2001 to March 31, 2002. Cash of $873 was provided by operating activities, primarily the result of changes in operational assets and liabilities plus depreciation and amortization and offset by the net loss incurred during the first six months of fiscal year 2002. The Company also used $130 and $767 of cash in its investing and financing activities, respectively. Investing activities represent primarily the purchase of capital equipment and a payment on a split-dollar life insurance policy and financing activities represent the payment of the installment payments on the term note and partial repayment under the revolving note.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $800 line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.75% at March 31, 2002) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. The line of credit expires on January 31, 2003. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.75% at March 31, 2002) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $616 as of March 31, 2002. There were $125 in advances outstanding under the line of credit as of March 31, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2002, the Company was not in compliance with the three financial covenants. In April of 2002, the Company obtained a waiver of these defaults. The Company believes that, based on its performance in the month of April and on its internal forecasts for the third and fourth fiscal quarters of 2002, it will be in compliance with the financial covenants for the remainder of fiscal 2002 and will not need any additional waivers from the bank. The maximum amount available under the secured line of credit became $600 on April 1, 2002.

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

                                BENTHOS, INC.

                                By  /s/  Francis E. Dunne, Jr.
                                    ------------------------------------
                                    Francis E. Dunne, Jr.
                                    Vice President, Chief Financial Officer,
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)
DATE:  May 15, 2002

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

10.14    401(k) Retirement Plan (1993) (1)

10.15    First Amendment to 401(k) Retirement Plan (2)

10.16    Second Amendment to 401(k) Retirement Plan (2)

10.17    Third Amendment to 401(k) Retirement Plan (3)

10.18    401(k) Retirement Plan (1999) (8)

10.19    First Amendment to 1999 401(k) Retirement Plan (11)

10.20    Second Amendment to 1999 401(k) Retirement Plan (11)

10.21    Third Amendment to 1999 401(k) Retirement Plan (14)

10.22    Supplemental Executive Retirement Plan (1)

10.23    1990 Stock Option Plan (1)

10.24    Stock Option Plan for Non-Employee Directors (1)

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

10.35    Second Amendment to Credit Agreement dated December 12, 2001 (17)

10.36 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.37 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.38 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.39 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.40 Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc. (16)

10.41 Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002

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

          (13) Previously filed as an exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-QSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.

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

          (17) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.