Form 10QSB
period 2002-06-30
BENTHOS INC
filed 2002-08-12
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

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

                                  508-563-1000
                  Issuer's Telephone Number Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                          1,383,082
           (Class)                         (Outstanding stock at August 9, 2002)

Transitional Small Business Disclosure Format (check one):
Yes [_]  No  [X]

                         BENTHOS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                   FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                  JUNE 30, 2002

                                      INDEX

                                                                                   Page No.
Face Sheet                                                                             1

Index                                                                                  2

PART I

FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)                    3
                           June 30, 2002 and
                           September 30, 2001

                  Condensed Consolidated Statements of Operations (unaudited)          4
                  Quarter and Nine Months Ended
                           June 30, 2002 and
                           June 30, 2001

                  Condensed Consolidated Statements of Cash Flow (unaudited)           5
                  Nine Months Ended
                           June 30, 2002 and
                           June 30, 2001

                  Notes to Condensed Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis                                 10
                  of Financial Condition and Results
                  of Operations

PART II
OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                  18

         Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                             19

Statement Pursuant to 18 U.S.C. (S)1350                                                19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Benthos, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (unaudited)

Assets                                      June 30, 2002     September 30, 2001
                                            -------------     ------------------
Current Assets:
Cash and Cash Equivalents                      $    141           $     46
Accounts Receivable, Net                          2,654              2,723
Inventories                                       4,106              5,101
Prepaid Expenses and Other Current Assets            99                713
Deferred Tax Asset                                1,650              1,650
                                               --------           --------
Total Current Assets                              8,650             10,233


Property, Plant and Equipment, Net                1,619              1,810
Goodwill                                          2,657              2,657
Other Assets, Net                                 1,281              1,388
                                               --------           --------
                                               $ 14,207           $ 16,088
                                               ========           ========

Liabilities and Stockholders' Investment

Current Liabilities:
Current Portion of Long-Term Debt              $    786           $    786
Line of Credit                                       --                500
Accounts Payable                                  1,198              1,520
Accrued Expenses                                  1,918              2,329
Customer Deposits                                   323                161
                                               --------           --------
Total Current Liabilities                         4,225              5,296
                                               --------           --------

Long-Term Debt, Net of Current Portion            2,488              3,077
                                               --------           --------
Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
  Authorized - 7,500 Shares
  Issued - 1,653 Shares at June 30, 2002
  and September 30, 2001                            110                110
Capital in Excess of Par Value                    1,569              1,569
Retained Earnings                                 6,446              6,667
Treasury Stock, at Cost - 270 shares at
  June 30, 2002 and September 30, 2001             (631)              (631)
                                               --------           --------
Total Stockholders' Investment                    7,494              7,715
                                               --------           --------
                                               $ 14,207           $ 16,088
                                               ========           ========


See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      Quarter Ended                  Nine Months Ended
                                                        June 30,                          June 30,
                                                   2002          2001              2002          2001
                                                ----------    ----------         ---------     --------
Net Sales                                       $    6,132    $   5,201          $ 14,445      $ 14,230


Cost of Sales                                        3,836        3,196             9,499         9,437
                                                ----------    ---------          --------      --------
Gross Profit                                         2,296        2,005             4,946         4,793

Selling, General &
   Administrative Expenses                           1,374        1,528             3,897         4,208
Research and Development
   Expenses                                            304          300               997         1,398
Amortization of Goodwill                                --           66                --           198
Amortization of Acquired Intangibles                    60           61               179           181
                                                ----------    ---------          --------      --------
Income (Loss) from Operations                          558           50              (127)       (1,192)

Interest Income                                          2           --                 2            27
Interest Expense                                       (62)         (90)             (192)         (287)
                                                ----------    ---------          --------      --------
Income (Loss) before Provision
(Benefit) for Income Taxes                             498          (40)             (317)       (1,452)
Provision (Benefit) for Income Taxes                   149          (13)              (96)         (436)
                                                ----------    ---------          --------      --------
Net Income (Loss)                               $      349    $     (27)         $   (221)     $ (1,016)
                                                ==========    =========          ========      ========

Basic Earnings (Loss) Per Share                 $     0.25    $   (0.02)         $  (0.16)     $  (0.74)
                                                ==========    =========          ========      ========

Diluted Earnings (Loss) Per Share               $     0.25    $   (0.02)         $  (0.16)     $  (0.74)
                                                ==========    =========          ========      ========

Weighted Average
   Common Shares Outstanding                         1,383        1,383             1,383         1,381
                                                ==========    =========          ========      ========

Weighted Average
   Common Shares Outstanding,
   Assuming Dilution                                 1,416        1,383             1,383         1,381
                                                ==========    =========          ========      ========


See accompanying notes to Condensed Consolidated Financial Statements

                         Benthos, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)
                                   (unaudited)

                                                                             Nine Months Ended
                                                                    June 30, 2002         June 30, 2001
                                                                  -----------------     ------------------
Cash Flows from Operating Activities:

Net Loss                                                              $   (221)          $   (1,016)

Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in) Operating
   Activities:
     Depreciation and Amortization                                         533                  866
Changes in Assets and Liabilities:
     Accounts Receivable                                                    69                 (150)
     Inventories                                                           995                 (950)
     Prepaid Expenses and Other Current Assets                             614                   94
     Accounts Payable and Accrued Expenses                                (733)                 393
     Customer Deposits                                                     162                 (127)
                                                                      --------           ----------
Net Cash Provided by (Used in) Operating Activities                      1,419                 (890)
                                                                      --------           ----------
Cash Flows from Investing Activities:
     Purchases of Property, Plant and Equipment                           (148)                (373)
     Increase in Other Assets                                              (87)                 (82)
                                                                      --------           ----------
Net Cash Used in Investing Activities                                     (235)                (455)
                                                                      --------           ----------
Cash Flows from Financing Activities:
     (Payments) Borrowings on Line of Credit                              (500)                 500
     Payments on Long-Term Debt                                           (589)                (589)
                                                                      --------           ----------
     Net Cash Used in Financing Activities                              (1,089)                 (89)
                                                                      --------           ----------
Net Increase (Decrease) in Cash and Cash Equivalents                        95               (1,434)

Cash and Cash Equivalents, Beginning of Period                              46                1,474
                                                                      --------           ----------
Cash and Cash Equivalents, End of Period                              $    141           $       40
                                                                      ========           ==========
Supplemental Disclosure of Cash Flow Information:
     Interest Paid                                                    $    191           $      291
                                                                      ========           ==========
     Income Taxes Paid, Net of Refunds                                $   (680)          $       81
                                                                      ========           ==========
Supplemental Disclosure of Noncash Activities:
     Issuance of Treasury Stock to the Company's ESOP                 $     --           $       30
                                                                      ========           ==========

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

3.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                         June 30, 2002    September 30, 2001
                                        ---------------  ---------------------

           Raw Materials                 $    373               $   375

           Work-in-Process                  3,710                 4,704

           Finished Goods                      23                    22
                                         --------               -------
                                         $  4,106               $ 5,101
                                         ========               =======

4. Income (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                                                  Quarter Ended          Nine Months Ended
                                                                     June 30,                June 30,
                                                                 2002      2001          2002      2001
                                                                ------    ------        ------    ------
Basic weighted average common shares outstanding                 1,383     1,383         1,383     1,381
Weighted average common share equivalents                           33        --            --        --
                                                                ------    ------        ------   -------
Diluted weighted average shares outstanding                      1,416     1,383         1,383     1,381
                                                                ======    ======        ======    ======

The following securities were not included in computing earnings per share because their effects would be non-dilutive.

                                          Quarter Ended     Nine Months Ended
                                             June 30,           June 30,
                                         2002       2001     2002      2001
                                        -----      -----    -----     -----
Options to purchase common stock          205        342      364       299
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

                                           Quarter Ended      Nine Months Ended
                                              June 30,            June 30,
                                           2002       2001      2002      2001
                                           ----       ----      ----      ----
Sales to Unaffiliated Customers:
       Undersea Systems                 $ 4,669    $ 3,768  $  9,660  $ 10,217
       Package Inspection Systems         1,463      1,433     4,785     4,013
                                        -------    -------  --------  --------
       Total                            $ 6,132    $ 5,201  $ 14,445  $ 14,230
                                        =======    =======  ========  ========
Income (Loss) from Operations:
       Undersea Systems                 $   548    $    33  $   (353) $   (908)
       Package Inspection Systems            10         17       226      (284)
                                        -------    -------  --------  --------
       Total                            $   558    $    50  $   (127) $ (1,192)
                                        =======    =======  ========  ========
Identifiable Assets:
       Undersea Systems                                     $  9,410  $ 11,864
       Package Inspection Systems                              2,381     3,285
       Corporate Assets                                        2,416     1,907
                                                            --------  --------
       Total                                                $ 14,207  $ 17,056
                                                            ========  ========

Revenues by geographic area were as follows:

                                            Quarter Ended     Nine Months Ended
                                                June 30,           June 30,
                                            2002       2001     2002      2001
Geographic Area:                            ----       ----     ----      ----

United States                           $  2,735   $  3,138  $  8,792  $  9,425
Malaysia                                   2,183         --     2,278        --
Other                                      1,214      2,063     3,375     4,805
                                        --------   --------  --------  --------
Total                                   $  6,132   $  5,201  $ 14,445  $ 14,230
                                        ========   ========  ========  ========

Revenues by product line within the Undersea Systems segment were as follows:

                                         Quarter Ended        Nine Months Ended
                                            June 30,                June 30,
                                         2002       2001        2002        2001
Product Line:                            ----       ----        ----        ----
Underwater Acoustics               $    1,210 $    1,594  $    2,786  $    4,786
Geophysical Exploration Equipment         891      1,713       3,304       4,185
Other Undersea Products                 2,568        461       3,570       1,246
                                   ---------- ----------  ----------  ----------
Total                              $    4,669 $    3,768  $    9,660  $   10,217
                                   ========== ==========  ==========  ==========

The Package Inspection Systems segment has only one product line.

6.   Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.75% at June 30, 2002) plus 2%, or 7%, whichever is higher. As of June 30, 2002, $3,274 was outstanding under the term loan. The term note matures in August 2006. The line of credit expires on January 31, 2003. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.75% at June 30, 2002) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of June 30, 2002. There were no advances outstanding under the line of credit as of June 30, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. The Company was not in conformance with some of the covenants in the first two quarters of this fiscal year and received waivers from the bank. As of June 30, 2002, the Company was in compliance with the three financial covenants under this credit facility. The Company believes that, based on its internal forecasts, it will remain in compliance with the financial covenants. Therefore, the Company has classified the debt outstanding under the term note that is due after June 30, 2003 as long-term in the accompanying financial statements.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. Such intangible assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for fiscal year-end companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements had not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. Accordingly, the goodwill associated with the Datasonics acquisition is no longer subject to amortization. Such goodwill is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The evaluation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units.

Aggregate amortization expense related to acquired intangibles which continue to be amortized for the quarter and nine months ended June 30, 2002 was $60 and $179, respectively.

In the quarter ended June 30, 2001, the Company amortized $66 related to goodwill. Excluding this amortization, the reported loss, net of taxes, would have been reduced by $46. The basic and diluted earnings per share would have otherwise been $0.01. For the nine months ended June 30, 2001, the Company amortized $198 related to goodwill. Excluding this amortization, the reported loss, net of taxes, would have been reduced by $139. The basic and diluted loss per share would have otherwise been $(0.64).

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

8. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income ( loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in Thousands)

Results of Operations -- Third quarter of fiscal year 2002 compared with third quarter of fiscal year 2001.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                                Quarter Ended
                                                     June 30, 2002          June 30, 2001
                                                     --------------        ----------------
                                                                   (unaudited)
Net Sales                                                  100.0 %               100.0 %

Cost of Sales                                               62.6 %                61.4 %
                                                     ------------             ---------
Gross Profit                                                37.4 %                38.6 %
Selling, General & Administrative Expenses                  22.4 %                29.4 %
Research and Development Expenses                            4.9 %                 5.8 %
Amortization of Goodwill                                      -- %                 1.3 %
Amortization of Acquired Intangibles                         1.0 %                 1.1 %
                                                     ------------             ---------
Income from Operations                                       9.1 %                 1.0 %
Interest Income                                               -- %                  -- %
Interest Expense                                            (1.0)%                (1.8)%
                                                     ------------             ---------

Income (Loss) Before Provision
(Benefit) for Income Taxes                                   8.1 %                 (.8)%

Provision (Benefit) for Income Taxes                         2.4 %                 (.3)%
                                                     ------------             ---------
Net Income (Loss)                                            5.7 %                 (.5)%
                                                     ============             =========



The following table presents, for the periods indicated, the sales of the product categories within the Undersea Systems segment:

                                                                 Quarter Ended
                                                      June 30, 2002          June 30, 2001
                                                     ----------------      -----------------
                                                                   (unaudited)
Underwater Acoustics                                   $    1,210               $   1,594
Geophysical Exploration Equipment                             891                   1,713
Other Undersea Products                                     2,568                     461
                                                       ----------               ---------
Total Undersea Systems Sales                           $    4,669               $   3,768
                                                       ==========               =========

The Package Inspection Systems segment has only one product line.


Sales. Net sales increased by 17.9% in the third quarter of fiscal year 2002 to $6,132 as compared to $5,201 in the third quarter of fiscal year 2001. Sales of the Undersea Systems Division increased by 23.9% to $4,669 in the third quarter of fiscal year 2002 as compared to $3,768 in the third quarter of fiscal year 2001. This increase was primarily the result of a multi-million dollar order for remotely operated vehicles (ROV's) to a customer in Malaysia. This increase was offset by continued weakness in the markets served by the other lines within the Undersea Systems Division and is a result of fewer large project orders, decreased demand for Geophysical Exploration Equipment, consisting of geophysical hydrophones and side scan sonar equipment, some of which is used by the oil and gas industries, as compared with the third quarter of fiscal year 2001. Sales of the Package Inspection Systems Division increased by 2.1% to $1,463 in the third quarter of fiscal year 2002 as compared to $1,433 in the third quarter of fiscal year 2001.

Gross Profit. Gross Profit increased by 14.5% to $2,296 for the third quarter of fiscal year 2002 as compared to $2,005 for the third quarter of fiscal year 2001. As a percentage of sales, gross profit was 37.4% in the third quarter of fiscal year 2002 as compared to 38.6% in the third quarter of fiscal year 2001. The decrease in gross profit percentage is attributed to increased sales of the products of the Undersea Systems Division which are less profitable than those of the Package Inspection Systems Division. The effect of this was partially offset by a $200 reduction of a warranty reserve related to an older model geophysical hydrophone, which had been recorded as an expense in the fourth quarter of the prior fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 10.0% to $1,374 for the third quarter of fiscal year 2002 as compared to $1,528 in the third quarter of fiscal year 2001. As a percentage of sales, selling, general and administrative expenses decreased to 22.4% in the third quarter of fiscal year 2002 as compared to 29.4% for the third quarter of fiscal year 2001. The decrease in selling, general, and administrative dollars is primarily a result of reduced sales commissions of $115 and reduced headcount. There was $59 in expenses during the third quarter of fiscal year 2001 related to the resignation of the former CEO and $85 of provisions for bad debts in the third quarter of fiscal year 2001 related to a former distributor. These expenses were not repeated in the third quarter of fiscal year 2002. The decrease in percentage of sales is a result of increased sales.

Research and Development Expenses. Research and development expenses increased 1.3% to $304 for the third quarter of fiscal year 2002 as compared to $300 in the third quarter of fiscal year 2001. As a percentage of sales, research and development expenses decreased to 4.9% of sales in the third quarter of fiscal year 2002 from 5.8% in the third quarter of fiscal year 2001. The decrease in percentage of sales is a result of increased sales.

Amortization of Goodwill. As a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. Early adoption of this statement is permitted for fiscal year-end companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements had not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. Accordingly, the goodwill associated with the Datasonics acquisition is no longer subject to amortization. Such goodwill is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal year 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The evaluation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60 in the third quarter of fiscal year 2002 and $61 in the third quarter of fiscal year 2001. The amortization of acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income increased to $2 in the third quarter of fiscal year 2002 as compared to $0 in the third quarter of fiscal year 2001. The increase in interest income was a result of higher invested cash balances.

Interest Expense. Interest expense decreased to $62 in the third quarter of fiscal year 2002 as compared to $90 in the third quarter of fiscal year 2001. The decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition and lower balances on the line of credit.

Provision (Benefit) for Income Taxes. The provision for income taxes was $149 in the third quarter of fiscal year 2002 as compared a benefit of $13 in the third quarter of fiscal year 2001. The effective tax rate in the third quarter of fiscal years 2002 and 2001 was 30.0%. The rate is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                             (Dollars in Thousands)

Results of Operations - Nine months of fiscal year 2002 compared with nine months of fiscal year 2001.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

                                                                     Nine Months Ended
                                                      June 30, 2002                      June 30, 2001
                                                -------------------                -------------------
Net Sales                                                     100.0 %                            100.0 %

Cost of Sales                                                  65.8 %                             66.4 %
                                                      -------------                      -------------
Gross Profit                                                   34.2 %                             33.6 %
Selling, General & Administrative Expenses                     27.0 %                             29.5 %
Research and Development Expenses                               6.9 %                              9.8 %
Amortization of Goodwill                                        --- %                              1.4 %
Amortization of Acquired Intangibles                            1.2 %                              1.3 %
                                                      -------------                      -------------
Loss from Operations                                            (.9)%                             (8.4)%
Interest Income                                                 --- %                               .2 %
Interest Expense                                               (1.3)%                             (2.0)%
                                                      -------------                      -------------

Loss Before Benefit for Income Taxes                           (2.2)%                            (10.2)%

Benefit for Income Taxes                                        (.7)%                             (3.1)%
                                                      -------------                      -------------
Net Loss                                                       (1.5)%                             (7.1)%
                                                      =============                      =============







The following table presents, for the periods indicated, the sales of the product categories within the Undersea Systems segment:

                                                 Nine Months Ended
                                     June 30, 2002               June 30, 2001
                                    ---------------             ---------------
                                                    (unaudited)

Underwater Acoustics                    $ 2,786                     $ 4,786
Geophysical Exploration Equipment         3,304                       4,185
Other Undersea Products                   3,570                       1,246
                                        -------                     -------
Total Undersea Systems Sales            $ 9,660                     $10,217
                                        =======                     =======

The Package Inspection Systems segment has only one product line.

Sales. Net sales increased by 1.5% in the first nine months of fiscal year 2002 to $14,445 as compared to $14,230 in the first nine months of fiscal year 2001. Sales of the Package Inspection Systems Division increased by 19.2% to $4,785 in the first nine months of fiscal year 2002 as compared to $4,013 in the first nine months of fiscal year 2001. The increase resulted largely from increased market penetration and new product introductions in the first nine months of fiscal year 2002. Sales of the Undersea Systems Division decreased by 5.5% to $9,660 in the first nine months of fiscal year 2002 as compared to $10,217 in the first nine months of fiscal year 2001. This decrease was experienced in the majority of the product lines within the Undersea Systems Division and is a result of fewer large project orders, decreased demand for geophysical hydrophones for use in exploration by the oil and gas industries, transition from a distributor of the locator products in the Underwater Acoustics line and the effects of the tragic events of September 11, 2001 on purchases of these products by the airline industry. The decrease was partially offset by a multi-million dollar sale of remotely operated vehicles (ROV's) to a customer in Malaysia in April of 2002. The sales for side scan sonar equipment within the Geophysical Exploration Equipment product line were up 9.5% as a result of increased purchases of this equipment by the U.S. Navy and other customers as compared to the first nine months of fiscal year 2001.

Gross Profit. Gross Profit increased by 3.2% to $4,946 for the first nine months of fiscal year 2002 as compared to $4,793 for the first nine months of fiscal year 2001. As a percentage of sales, gross profit was 34.2% in the first nine months of fiscal year 2002 as compared to 33.6% in the first nine months of fiscal year 2001. The increase in gross profit percentage is attributed primarily to the higher sales mix of Package Inspection Systems Division products, which carry a higher gross profit than the products of the Undersea Systems Division and a $200 reduction of a warranty reserve related to an older model geophysical hydrophone, which had been recorded as an expense in the fourth quarter of the prior fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 7.4% to $3,897 for the first nine months of fiscal year 2002 as compared to $4,208 in the first nine months of fiscal year 2001. As a percentage of sales, selling, general and administrative expenses decreased to 27.0% in the first nine months of fiscal year 2002 as compared to 29.5% for the first nine months of fiscal year 2001. The decrease in selling, general and administrative expenses in dollars is a result of the reduced headcount from the first nine months of fiscal year 2001, $210 in expenses related to the resignation of the former CEO in the first nine months of fiscal year 2001, such as search fees for a successor and severance costs, and $85 in bad debt provisions related to a former distributor which were not repeated in the first nine months of fiscal year 2002.

Research and Development Expenses. Research and development expenses decreased 28.7% to $997 for the first nine months of fiscal year 2002 as compared to $1,398 in the first nine months of fiscal year 2001. As a percentage of sales, research and development expenses decreased to 6.9% of sales in the first nine months of fiscal year 2002 from 9.8% in the first nine months of fiscal year 2001. The decrease in the overall level of expenditures is a result of the completion in fiscal year 2001 of several development projects that were active in first nine months of fiscal year 2001, the elimination of certain outside costs that existed in the first nine months of fiscal year 2001, and the temporary reassignment of engineering resources.

Amortization of Goodwill. As a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized. Such intangible assets will be subject to an annual assessment for impairment by applying a fair-value based test. Early adoption of this statement is permitted for fiscal year-end companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements had not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended December 31, 2001. Accordingly, the goodwill associated with the Datasonics acquisition is no longer subject to amortization. Such goodwill is subject to an annual assessment for impairment by applying a fair-value based test. In the second quarter of fiscal year 2002, the Company completed its initial evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit's book value. The evaluation determined that no impairment of goodwill existed as fair value exceeded book value for all reporting units.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $179 in the first nine months of fiscal year 2002 and $181 in the first nine months of fiscal year 2001. The amortization of acquired intangibles relates to the Datasonics acquisition in fiscal year 1999.

Interest Income. Interest income decreased to $2 in the first nine months of fiscal year 2002 as compared to $27 in the first nine months of fiscal year 2001. The decrease in interest income was a result of lower invested cash balances.

Interest Expense. Interest expense was $192 in the first nine months of fiscal year 2002 as compared to $287 in the first nine months of fiscal year 2001. The decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition, reduced borrowings under the line of credit, and lower interest rates.

Benefit for Income Taxes. The benefit for income taxes decreased to $96 in the first nine months of fiscal year 2002 as compared to $436 in the first nine months of fiscal year 2001. The effective tax rate in the first nine months of fiscal years 2002 and 2001 was 30.0%. The rate is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased $95 from September 30, 2001 to June 30, 2002. Cash of $1,419 was provided by operating activities, primarily the result of changes in operational assets and liabilities plus depreciation and amortization and offset by the net loss incurred during the first nine months of fiscal year 2002. The Company also used $235 and $1,089 of cash in its investing and financing activities, respectively. Investing activities represent primarily the purchase of capital equipment and a payment on a split-dollar life insurance policy and financing activities represent the payment of the installment payments on the term note and repayment under the line of credit.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.75% at June 30, 2002) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. The line of credit expires on January 31, 2003. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.75% at June 30, 2002) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of June 30, 2002. There were no advances outstanding under the line of credit as of June 30, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. The Company was not in conformance with some of the covenants in the first two quarters of this fiscal year and received waivers from the bank. As of June 30, 2002, the Company was in compliance with the three financial covenants under this credit facility. The Company believes that, based on its internal forecasts, it will remain in compliance with the financial covenants. Therefore, the Company has classified the debt outstanding under the term note that is due after June 30, 2003 as long term in the accompanying financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) A Special Meeting in lieu of the Annual Meeting of Shareholders of the Registrant (the "Meeting") was held on May 3, 2002.

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

(c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

(i)  Election of Directors:

         Nominee                       For                  Withheld

         Samuel O. Raymond             1,196,672            12,787
         Arthur L. Fatum               1,194,848            14,611

     The directors whose term of office as a director continued after the Meeting are Stephen D. Fantone, Ronald L. Marsiglio, A. Theodore Mollegen, Jr., and Gary K. Willis.

(ii) Authorization of appointment of Arthur Andersen LLP as independent auditors for 2002:

         For                     Against              Abstain

         1,129,973               52,496               24,990

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

                                          BENTHOS, INC.

                                   By /s/ Ronald L. Marsiglio
                                       Ronald L. Marsiglio
                               President, Chief Executive Officer,
                                     and Director

                                   By /s/ Francis E. Dunne, Jr.
                                       Francis E. Dunne, Jr.
                                 Vice President, Chief Financial Officer,
                                           and Treasurer
                             (Principal Financial and Accounting Officer)

DATE: August 12, 2002

STATEMENT PURSUANT TO 18 U.S.C. (S)1350

Pursuant to 18 U.S.C. (S)1350, each of the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Benthos, Inc.

DATE: August 12, 2002              By /s/ Ronald L. Marsiglio
                                       Ronald L. Marsiglio
                               President,  Chief Executive Officer,
                                     and Director



DATE: August 12, 2002              By /s/ Francis E. Dunne, Jr.
                                       Francis E. Dunne, Jr.
                                 Vice President, Chief Financial Officer,
                                           and Treasurer
                             (Principal Financial and Accounting Officer)

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

10.36 License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.37 Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.38 Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.39 Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.40 Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.41 Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

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

           (18) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.