Form 10KSB
period 2002-09-30
BENTHOS INC
filed 2002-12-30
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from              to

Commission File No. 0-029024

BENTHOS, INC.
(Name of Small Business Issuer in Its Charter)

Massachusetts	04-2381876
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

49 Edgerton Drive, No. Falmouth, Massachusetts    02556
(Address of Principal Executive Offices)    (Zip Code)

508-563-1000
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.06 2/3 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

The registrant had total operating revenues of $17,720,000 for its most recent fiscal year ended September 30, 2002.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 18, 2002, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $3.82 per share was $3,101,752. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,383,102 Shares of Common Stock, as of December 18, 2002

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index

Transitional Small Business Issuer Format (check one):    Yes  ☐    No  ☒

This report contains forward-looking statements which involve certain risks and uncertainties. See Item 6, “Management’s Discussion and Analysis—Forward-Looking Information” herein. Actual results and events may differ from those discussed in the forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Benthos, Inc. (the “Company”) was founded in 1962 to act as a manufacturer of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 40 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division.

Historically, the Company has focused its efforts on the Undersea Systems marketplace with particular emphasis placed on the military and government markets. Early in the 1990’s, funding for these markets declined and the Company’s sales to these markets suffered a corresponding reduction. As a result, the Company shifted its priorities to business development efforts in commercial markets. These markets include the geophysical industry, where the Company’s hydrophone products are used in the search for oil and gas deposits offshore, as well as the scientific research and environmental markets. Also as a result of these efforts, added resources were applied to the Company’s Package Inspection Systems Division. A series of new products was introduced and these products gained rapid acceptance into major market segments such as the beer and beverage markets. The Company plans to continue its emphasis on these markets in the future.

Undersea Systems Division

The Company’s Undersea Systems Division designs, develops, manufactures and sells products and services used in oceanographic and underwater environments. The markets for these products include oceanographic research, oil and gas exploration and production, hydrographic survey, and underwater relocation, marking and navigation. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, hydrophones used for geophysical exploration and sound detection, remotely operated vehicles for inspection and survey tasks, glass flotation products used to house instruments and to provide buoyancy, side scan sonars and sub bottom profilers used for seabed imaging, acoustic modems used to transmit digital data underwater, and acoustic pingers used to locate and mark objects lost underwater such as aircraft flight data and voice recorders. The Company’s undersea products are generally marketed under the trade names “Benthos” and “Datasonics.”

Package Inspection Systems Division

The Company’s Package Inspection Systems Division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical, dairy, beer and beverage industries. The customers for these systems include manufacturers of products packaged in bottles, cans, glass jars, plastic containers and assorted vacuum or pressurized containers with metal and plastic caps. These systems are marketed under the trade name “TapTone.” TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal integrity, low or high pressure or vacuum, and similar packaging defects. TapTone systems may be used on-line as continuous inspection systems that operate at production speeds or as off-line inspection systems to periodically validate package integrity.

1.    Principal Products

Undersea Systems

The Company’s undersea products and services are divided into eight distinct groups as follows:

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

b.  Hydrophones

Hydrophones are underwater sensors designed to produce an output signal in response to an acoustic pressure signal. They can be thought of as underwater microphones. The Company’s hydrophone products are typically used in the offshore oil and gas exploration industry, where they listen to acoustic sound waves generated by the reflections of an acoustic signal as it bounces off of the various geological layers beneath the ocean floor. These data are used to generate information about the geological structure beneath the ocean as a means of locating promising oil and gas exploration sites. The Company’s hydrophone product line is also used in military applications to listen for and detect submarines and other vessels under and on the surface of the ocean. Hydrophones may also be sold to research institutions for various applications such as listening to marine animals.

The Company’s hydrophone product line includes sophisticated versions that offer high sensitivity and can operate at great depth without significant variation in response, as well as low cost hydrophones for the seismic research industry that are produced in high production volumes. The Company’s hydrophone products may be used with companion amplifiers that convert the electrical signals to usable formats and they may be integrated into arrays, which are groupings of hydrophones assembled together in long tubes for the purpose of added acoustic sensitivity and for listening to acoustic signals over a long distance. The Company holds a U.S. patent on a pressure-sensitive switch which enables hydrophones to be sold in compliance with U.S. export control regulations.

c.  Remotely Operated Vehicles (ROVs)

ROVs are unmanned underwater vehicles that are controlled from the surface by a skilled operator. The Company’s ROV product line includes a number of specialized designs that are aimed at specific markets. These markets include the research sector, where ROVs may be used as a camera delivery system for visual documentation and inspection, and the government sector (military, state and local municipalities), where they may be used for remote inspection and to retrieve or deliver objects. The

Company’s ROV products are also used for dam and hydroelectric plant inspections as well as sewer and pipeline inspections. ROV systems have also been used by the entertainment industry.

d.  Glass Flotation

The Company manufactures a line of glass spheres that are used to provide buoyancy to underwater products and systems and may be used to house underwater instruments and electronics, such as transponders. Glass spheres are offered in three sizes depending on the individual requirements of buoyancy and/or housing size. The Company also customizes its glass spheres for individual customer requirements by providing various penetrations, machined surfaces and electrical connectors. The Company pressure tests all of its glass sphere products in order to insure successful operation at desired depths. Glass spheres are normally provided with companion plastic “hard hats” that allow for protection of the glass from breakage and for safe transport.

e.  Acoustic Modems

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

f.  Locator Pingers and Transponders

Locator pingers are small acoustic transmitters designed to operate in water to produce a steady acoustic signal. Using a suitable receiver, an underwater object equipped with a locator pinger may be found by listening for the pinger’s pressure-emitted signal. Locator pingers are most commonly installed on commercial and military flight data and voice recorders (“black boxes”) but may also be used on other objects such as torpedoes, remotely operated vehicles and shipping containers.

Locator transponders are similar to pingers, which enable a diver to determine range, in addition to bearing, as an added feature. Customers for transponders primarily include the military and scientific communities.

g.  Geophysical Systems

The geophysical systems product line has two main components:

Side scan sonar systems consist of an underwater towed body, commonly referred to as a “towfish” and an electronic control and display package. The towfish emits an acoustic signal while it is being towed and then listens for the signal’s reflections which are generated by objects on the sea floor. These echoes are then manipulated electronically and by software and used to generate an image of the sea floor. Side scan sonars are commonly used to conduct underwater surveys in order to plan the routing of pipes and cables, locate shipwrecks and similar objects and determine the overall structure and nature of the ocean bottom.

Sub bottom profilers utilize a towfish or hull-mounted transducer array and topside electronic control and display devices. The towfish emits acoustic signals which penetrate the surface of the sea floor. Some of the acoustic energy is reflected back and received by the towfish. These reflected signals are processed electronically and by software and are used to generate a visual image of the structure beneath the sea floor. Sub bottom profilers are used to locate buried objects such as shipwrecks and shallow mineral deposits and to aid in hydrographic surveys by providing information about the seabed structure.

h.  Contract Research and Engineering Services

The Company periodically performs research under contract and custom engineering design for both commercial and government agencies. Generally these contract research and development activities support the Company’s primary product development efforts and are used to offset a portion of the costs associated with advanced research and development.

Package Inspection Systems

The Company’s package inspection systems are used to inspect bottles, cans and similar packages for a variety of defects. The TapTone product line includes the following:

a.  TapTone 100

The TapTone 100 system is a low cost universal inspection system that uses a proximity sensor to measure the deflection of the metal lid on a container. These data are used to determine if the container meets preset quality acceptance criteria based upon lid deflection and its correlation with the pressure or vacuum inside the container. TapTone 100 systems are normally used to inspect steel and aluminum cans. TapTone 100 systems are on-line, high speed inspection systems designed to test 100% of the containers on a production line, rejecting containers that are determined to be defective. TapTone 100 systems are self-contained inspection systems and may be fitted with a variety of optional sensors for additional inspections such as label presence, cocked cap and missing cap.

b.  TapTone PBI-100

The PBI-100 utilizes a side transport conveyor to apply a uniform force to a container. During transport, the container is monitored by one or more sensors. The sensor’s output is analyzed using algorithms developed by the Company to determine if the package has a detectable defect. The PBI-100 is used to test package integrity on products such as household and industrial chemicals, pharmaceuticals packaged in flexible packages, personal health care products and food and beverages packaged in flexible packages.

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

d.  TapTone 500

The TapTone 500 is a universal inspection controller that replaces earlier products such as the TapTone II and the Turbo Tracker. The TapTone 500 offers several improvements over earlier products and is designed to accept a wide variety of inspection sensors as inputs.

2.    Distribution and Marketing Methods

The Undersea Systems Division and the Package Inspection Systems Division market their products through an international network of independent sales representatives and distributors. The Package Inspection Systems Division also utilizes direct salespersons for certain territories in the United States. Sales representatives and distributors are located in North America, South America, Europe, the Far East, Africa

and Australia. Domestic and international customers may also order the Company’s products directly from its headquarters in Massachusetts. Both divisions of the Company participate in a number of trade shows and exhibitions around the world. The Company also maintains an internal staff of trained sales and marketing personnel with experience and expertise in the markets served by the Company.

3.    New Products

During fiscal year 2002, the Company introduced two principal new products. These are:

•
The TapTone 300, a new fill level device which expands on TapTone’s X-ray based inspection technology and offers underfill and overfill detection on cans, bottles and jars. This system also accommodates up to six optional inspection inputs for cocked cap, missing cap, missing foil seal, missing label, missing tamper bands, and other optional inputs selected by the customer.

•
The High Speed Acoustic Modem, incorporating the latest electronics technology and improved speed and reliability, was introduced to the acoustic communication market. This product will help the Company maintain its leadership role in both the government and commercial acoustic communications markets.

4.    Competition

Undersea Systems Division

The Company competes with a variety of companies in various product markets. The Company’s policy is to compete based upon technical superiority and quality and to differentiate itself through strong post-sale support. The Company also has a policy of pursuing patent protection for its products when possible. The Company also competes by providing customers with well trained field service and application engineering support.

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

Package Inspection Systems Division

The Package Inspection Systems Division competes with a number of domestic and international competitors. At least two of these companies are larger than the Company and offer a broader range of products. All of these competitors offer some products that compete with certain models offered by the Company. One German competitor and one U.S. competitor compete with the Company in the bottled beer leak detection market with products substantially similar to those produced by the Company.

5.    Sources and Availability of Raw Materials

The products of both divisions generally utilize mechanical and electrical components that are readily available from a wide variety of domestic and foreign vendors. In certain cases, the Company produces components internally, utilizing its labor force and machine shop capability. Some components are specially designed for specific products and are purchased from a single vendor. A ceramic component that is used in the geophysical hydrophone product is purchased from a single vendor, CTS Wireless Components, Inc., although the Company believes that there are other vendors that possess the capability to provide a replacement component. The Company’s glass flotation products are also purchased from a single vendor, Holophane Corp., although similar products could be obtained from other vendors. The Company has not experienced any problems with the supply of its raw materials and it believes that its sources of supply are adequate for its present and future requirements.

6.    Dependence on Major Customers

Although the Company has a number of major customers, during fiscal 2002 only one customer represented as much as $2,368,000, or 13%, of the Company’s total revenue.

7.    Patents, Trademarks and Other Agreements

The Company possesses several patents pertaining to the design and manufacture of its products. Several names utilized by the Company are also trademarked. It is the Company’s policy to seek patent protection on products and designs that it considers important to its future. However, the Company believes that quality and technical superiority, rather than patent protection, are the most important criteria for its future success. The Company does not license any of its patents or designs to others at this time. The Company is currently a licensee under a non-exclusive license pertaining to the design of its seismic hydrophone product from The Penn State Research Foundation. The Company is also a licensee under an exclusive agreement with Sercel, Inc. for a patent pertaining to the design of the Company’s GeoPoint hydrophone product.

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

During fiscal 2002, 14.9% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

9.    Effect of Government Regulations

The Company is not aware of any government regulations or pending legislation that would adversely affect the future sales of its products. The U.S. Commerce Department has recently increased scrutiny of transactions with certain foreign countries in view of the international war on terrorism. While the

Company believes its activities are in compliance with all applicable export control regulations, such increased scrutiny has resulted and may continue to result in delays in completing international customer orders.

10.    Research and Development

The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $1,607,000, $1,695,000, and $1,396,000 for the fiscal years ended September 30, 2000, 2001 and 2002, respectively.

11.    Environmental Protection Regulations

The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.    Employees

As of September 30, 2002, the Company employed 109 full-time individuals, 32 of whom were engaged in research and development, 48 in manufacturing and 29 in sales, marketing and administrative positions. Of the 109 full-time employees, four are employed on a temporary basis. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company owns its corporate offices in North Falmouth, Massachusetts, which consist of 35,000 square feet of office and light industrial manufacturing space in two single-story, industrial buildings on a 34-acre rural setting. The Undersea Systems Division and the Package Inspection Systems Division are housed in separate facilities, each with its own dedicated engineering, manufacturing, testing and sales administration staff. All facilities have been recently modernized and are in good condition. The Company plans on consolidating these facilities and staff during the second quarter of fiscal 2003 and disposing of certain excess real estate.

ITEM 3.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded over-the-counter and is listed on the Nasdaq SmallCap Market under the symbol BTHS.

The following table sets forth the high and low bid information for the Company’s Common Stock for the periods shown. Said quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2000	$7.97	$6.50
March 31, 2001	6.50	5.56
June 30, 2001	5.70	4.65
September 30, 2001	5.09	3.51
December 31, 2001	4.00	2.90
March 31, 2002	7.25	3.10
June 30, 2002	7.44	5.20
September 30, 2002	5.75	4.19

As of December 18, 2002, there were approximately 256 holders of record of the Company’s Common Stock.

The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

The Company did not issue any equity securities during the fiscal year ended September 30, 2002 that were not registered under the Securities Act of 1933.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

The Company was founded in 1962 to act as a manufacturer of oceanographic products. Over the last 40 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division. The Package Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

On August 19, 1999, the Company acquired substantially all of the assets of Datasonics, Inc., a manufacturer of underwater acoustic products, including side scan sonar systems, acoustic location devices, high-speed underwater acoustic modems and data telemetry systems. The sales and income from the acquired business are included in the Company’s results of operations for the full years of fiscal 2000, 2001 and 2002.

Results of Operations

The following table presents, for the periods indicated, certain consolidated statements of operations data. The Company has reclassified certain prior year information to conform with the current year’s presentation.

	Year Ended September 30,
	2002	2001	2000
	(In thousands)
Net sales	$17,720	$18,308	$20,781
Cost of sales	12,744	13,124	12,308

Gross profit	4,976	5,184	8,473
Selling, general and administrative expenses	4,944	5,916	5,289
Research and development expenses	1,396	1,695	1,607
Amortization of goodwill	—	268	268
Amortization of acquired intangibles	239	239	239
Goodwill impairment	2,081	—	—

(Loss) income from operations	(3,684)	(2,934)	1,070
Interest income	4	28	78
Interest expense	(248)	(368)	(402)

(Loss) income before (benefit) provision for income taxes	(3,928)	(3,274)	746
(Benefit) provision for income taxes	(415)	(982)	224

Net (loss) income	$(3,513)	$(2,292)	$522

The following table presents, for the periods indicated, the percentage relationship of consolidated statements of income items to net sales.

	Year Ended September 30
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.9	71.7	59.2

Gross profit	28.1	28.3	40.8
Selling, general and administrative expenses	27.9	32.3	25.5
Research and development expenses	7.9	9.3	7.7
Amortization of goodwill	—	1.4	1.3
Amortization of acquired intangibles	1.3	1.3	1.1
Goodwill impairment	11.8	—	—

(Loss) income from operations	(20.8)	(16.0)	5.2
Interest income	—	.1	.4
Interest expense	(1.4)	(2.0)	(2.0)

(Loss) income before (benefit) provision for income taxes	(22.2)	(17.9)	3.6
(Benefit) provision for income taxes	(2.4)	(5.4)	1.1

Net (loss) income	(19.8)%	(12.5)%	2.5%

The following table presents, for the periods indicated, the net sales of each product line of the Undersea Systems Division.

	Year Ended September 30
	2002	2001	2000
	(in thousands)
Product Line:
Underwater Acoustics	$4,151	$5,983	$5,711
Geophysical Exploration Equipment	3,537	5,454	6,983
Other Undersea Products	3,923	1,777	2,631

Total:	$11,611	$13,214	$15,325

The Package Inspection Systems Division has only one product line.

Years ended September 30, 2002 and 2001

Sales.    Total Sales decreased 3.2% to $17,720,000 for fiscal year 2002 as compared to $18,308,000 for fiscal year 2001. Sales by the Package Inspection Systems Division increased by 19.9% to $6,109,000 for fiscal year 2002 as compared to $5,094,000 for fiscal year 2001. This increase was attributable to increased market penetration and new product introductions. Sales of the Undersea Systems Division decreased by 12.1% to $11,611,000 for fiscal year 2002 as compared to $13,214,000 for fiscal year 2001. This decrease was experienced in the majority of the product lines within the Undersea Systems Division and is a result of fewer large product orders, decreased demand for geophysical hydrophones for use in exploration by the oil and gas industries, transition from a distributor of locator products in the Underwater Acoustics line and the effects of the tragic events of September 11, 2001 on purchases of these products by the airline industry. The decrease was partially offset by a multi-million dollar sale of remotely operated vehicles (ROV’s).

Gross Profit.    Gross Profit decreased by 4.0% to $4,976,000 for fiscal year 2002 as compared to $5,184,000 for fiscal year 2001. As a percentage of sales, gross profit for fiscal year 2002 was 28.1% as compared to 28.3% for fiscal year 2001. The decrease in the gross profit percentage is a result of unabsorbed overhead resulting from a lower sales volume, product mix within the Undersea Systems Division, an increase of $100,000 in the general product warranty reserve, and an incremental increase of $165,000 in the inventory reserves for excess and obsolescence, partially offset by a $405,000 reduction in a warranty reserve related to an older model hydrophone that had been recorded in the prior fiscal year. The reduction in warranty reserve was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased 16.4% to $4,944,000 for fiscal year 2002 as compared to $5,916,000 for fiscal year 2001. As a percentage of sales, selling, general and administrative expenses decreased to 27.9% for fiscal year 2002 and compared to 32.3% for fiscal year 2001. The decrease in these expenses was a result of decreased commissions expenses ($358,000), write-offs and legal expenses related to an accounts receivable balance from a former distributor ($354,000) and expenses related to the resignation of the former CEO, such as search fees for a successor and severance costs ($210,000) in fiscal year 2001 that were not repeated in fiscal year 2002.

Research and Development Expenses.    Research and development expenses decreased 17.6% to $1,396,000 for fiscal year 2002 as compared to $1,695,000 for fiscal year 2001. As a percentage of sales, research and development expenses were 7.9% for fiscal year 2002 as compared to 9.3% for fiscal year 2001. The decrease in the overall level of expenditures is a result of the completion in fiscal year 2001 of several development projects that were active in fiscal year 2001, the elimination of certain outside costs that existed in fiscal year 2001, and the temporary reassignment of engineering resources.

Amortization of Goodwill.    As a result of the Company’s early adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, are no longer amortized. These assets are subject to an annual assessment for impairment by applying a fair-value based test.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $239,000 in fiscal years 2002 and 2001. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition in fiscal year 1999.

Goodwill Impairment.    The Company performed its initial valuation of its goodwill as of October 1, 2001 and determined that no impairment existed. In the fourth quarter of fiscal year 2002, the Company completed an evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit’s book value. This evaluation determined that an impairment of goodwill existed. As a result, an impairment charge of $2,081,000 was recorded.

Interest Income.    Interest income decreased to $4,000 for fiscal year 2002 as compared to $28,000 for fiscal year 2001. The decrease resulted from lower invested cash balances.

Interest Expense.    Interest expense was $248,000 for fiscal year 2002 as compared to $368,000 for fiscal year 2001. The decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition, reduced borrowings under the line of credit, and lower interest rates.

(Benefit) Provision for Income Taxes.    The benefit for income taxes was $415,000 for fiscal year 2002 as compared to a benefit of $982,000 for fiscal year 2001. The effective tax rate for fiscal year 2002 was 10.6%. The effective tax rate for 2001 was 30.0%. The lower rate in 2002 was a result of the Company’s providing a valuation reserve of approximately $1.0 million in that fiscal year. This valuation reserve has reduced the Company’s deferred tax asset to an amount which management believes is realizable based on projected pre-tax income for fiscal 2003 which includes a projected gain on its sale of excess real estate in fiscal 2003. The tax rate in 2001 was lower than the statutory rate due primarily to benefits from the Company’s foreign sales corporation and state tax credits.

Years ended September 30, 2001 and 2000

Sales.    Total Sales decreased 11.9% to $18,308,000 for fiscal year 2001 as compared to $20,781,000 for fiscal year 2000. Sales by the Package Inspection Systems Division decreased by 6.6% to $5,094,000 for fiscal year 2001 as compared to $5,456,000 for fiscal year 2000. This decrease was attributable to the timing of orders. Sales of the Undersea Systems Division decreased by 13.8% to $13,214,000 for fiscal year 2001 as compared to $15,325,000 for fiscal year 2000. This decrease resulted primarily from softness in the markets served by the Company’s Undersea Systems Division, timing of a large project order and transition of the sales effort related to the locator product line from a distributor to a direct sales force at mid year. The decrease in sales extended to almost all product areas, with the exception of the acoustic and glass flotation product lines.

Gross Profit.    Gross Profit decreased by 38.8% to $5,184,000 for fiscal year 2001 as compared to $8,473,000 for fiscal year 2000. As a percentage of sales, gross profit for fiscal year 2001 was 28.3% as compared to 40.8% for fiscal year 2000. The decrease in the gross profit percentage is a result of unabsorbed overhead resulting from a lower sales volume, warranty costs related to an older model geophysical hydrophone, and provisions related to excess inventory.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 11.9% to $5,916,000 for fiscal year 2001 as compared to $5,289,000 for fiscal year 2000. The increase in these expenses was a result of increased commissions expense, write-offs and legal expenses related to an accounts receivable balance from a former distributor, expenses related to the resignation of the former CEO, such as search fees for a successor and severance costs, offset by the removal of duplicate expenses relating to the integration of Datasonics, Inc. in fiscal year 2000. As a percentage of sales, selling, general and administrative expenses increased to 32.3% for fiscal year 2001 as compared to 25.5% for fiscal year 2000.

Research and Development Expenses.    Research and development expenses increased 5.5% to $1,695,000 for fiscal year 2001 as compared to $1,607,000 for fiscal year 2000. As a percentage of sales, research and development expenses were 9.3% for fiscal year 2001 as compared to 7.7% for fiscal year 2000. Although the total amount of research and development dollars increased in fiscal 2001, consistent with the Company’s plans, the percentage of sales represented by those expenses increased largely as a result of decreased sales volume.

Amortization of Goodwill.    Amortization of goodwill was $268,000 for fiscal years 2001 and 2000. The amortization of goodwill relates to the Datasonics acquisition in 1999. In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement supersedes Accounting Principles Board Opinion No. 17 (APB No. 17), Intangible Assets, and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this Statement, goodwill as well as certain other intangible assets determined to have an indefinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this Statement is permitted for companies with fiscal years beginning after March 15, 2001 and whose first interim period financial statements have not been issued. Pursuant to this Statement, the Company elected early adoption effective October 1, 2001. The goodwill and acquired assembled workforce associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such intangible assets are subject to an annual assessment for impairment by applying a fair-value based test.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $239,000 in fiscal years 2001 and 2000. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition in fiscal year 1999.

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

(Benefit) Provision for Income Taxes.    The benefit for income taxes was $982,000 for fiscal year 2001 as compared to a provision of $224,000 for fiscal year 2000. The effective tax rate for fiscal years 2001 and 2000 was 30.0%. The rate used is lower than the statutory rate due primarily to benefits from the Company’s foreign sales corporation and state tax credits.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $30,000 from September 30, 2001 to September 30, 2002. Cash of $1,228,000 was provided by operating activities, primarily the result of the net loss incurred during fiscal year 2002 offset by depreciation and amortization, non-cash impairment charge, deferred income taxes, and a decrease in inventory. The Company also used $313,000 and $885,000 of cash in its investing and financing activities, respectively. Investing activities represents primarily the purchase of capital equipment and financing activities represents the payment of the installment payments on the term note and reduced borrowings under the line of credit.

The Company intends to file for a $393,000 income tax refund as a result of a carryback of the tax loss in fiscal 2002. In addition, the Company is exploring various alternatives to realize the value of portions of its real estate which are excess to its business operations and has recently engaged a real estate broker to market some of its excess property.

The Company has a credit facility with a bank. This facility, as amended, provides for loans under two notes: a $5,500,000 variable rate term note and a $600,000 variable rate secured line of credit note. The term note is payable in 84 consecutive equal monthly installments of principal with interest at the greater of 7% per annum, or prime (4.25% at September 30, 2002) plus 2.0%. The term note matures in August 2006. Principal payments under this note will be $786,000 in each of fiscal years 2003, 2004 and 2005. In fiscal year 2006, the principal payment will be $720,000. The line of credit expires on January 31, 2004. Advances are limited to 45% of eligible accounts receivable; the availability under the line of credit on September 30, 2002 was $600,000. Advances under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is the greater of 7% per annum or prime (4.25% at September 30, 2002) plus 2.0%. There were $400,000 in advances outstanding under the line of credit as of September 30, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage.

During the year ended September 30, 2002, the Company did not satisfy all of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the financial covenants have been reset based upon the Company’s projections for the year ending September 30, 2003.

Management believes that its projections for fiscal 2003 are attainable and that current cash balances, cash flow from operations, income tax refunds, and availability from its line of credit will be sufficient to fund the Company’s cash requirements for the foreseeable future. In addition, management is actively pursuing the sale of certain excess real estate. It is expected that these sales, if completed, could generate a significant gain. A portion of these sale proceeds will be used to pay down the Company’s term loan. If the Company does not meet its revised loan covenants, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain alternative financing on commercially acceptable terms.

Critical Accounting Policies.

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates the Company’s estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1.    Revenue Recognition.    The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

2.    Inventory Valuation.    The Company values its inventory at the lower of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.

3.    Warranty Reserves.    The Company’s warranties require it to repair or replace defective products returned to it during such warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter. During fiscal 2002, the Company reversed approximately $405,000 of warranty reserve related to a specific warranty issue on an older model hydrophone. The reduction in warranty reserve was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

4.    Goodwill.     The goodwill associated with the Datasonics acquisition is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal 2002, the Company completed a valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units’ book value. The valuation indicated that goodwill for the Undersea Systems business segment was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $2.1 million for the year ended September 30, 2002. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish market value for the Company’s reporting units is based upon management’s judgment.

Prospects for the Future

The Company will continue to pursue opportunities for growth. These include investments in product development, acquisition of compatible product lines and companies, licensing arrangements and geographical market development.

Undersea Systems Division

The Company serves several segments of the undersea market, including oceanographic research, oil and gas exploration and production, hydrographic survey, and underwater location, marking and navigation. These market segments experience periodic expansion and, occasionally, contraction, as a result of economic cycles, market fluctuation in oil prices, changes in government funding, etc.

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

The Company has maintained a steady investment in new product development in the package inspection market. As a result, the Company has introduced new products that expand the capabilities of its existing inspection systems and open up new markets. The Company intends to continue this strategy of product line expansion and extension and development of new package inspection market segments.

The Company expends a significant amount of funds on new product research and development. During the fiscal years ended September 30, 2002, 2001 and 2000, the Company spent $1,396,000, $1,695,000 and $1,607,000, respectively. The Company expects that this level of spending will not increase over fiscal 2002 levels as it continues to develop new products.

The Company is not aware of any technology trends or changes in competitive environment that would adversely affect the sales of its products within the industry segments that it serves.

Profit Margins

Overall

Overall profit margins on the Company’s products are influenced by the relative mix of sales between the Undersea Systems Division and the Package Inspection Systems Division, as well as the product mix within the Undersea Systems Division. For the fiscal year ended September 30, 2002, sales of the Undersea Systems Division decreased to 65.5% of total Company sales as compared to 72.2% for the prior fiscal year, while sales of the Package Inspection Systems Division increased to 34.5% of total Company sales as compared to 27.8% for the prior fiscal year. The decrease in sales from fiscal year 2001 to fiscal year 2002 was 12.1% for the Undersea Systems Division; sales for the Package Inspection Systems Division increased by 19.9%. This resulted in an overall gross profit for the Company of 28.1% for the fiscal year ended September 30, 2002 as compared to 28.3% for the fiscal year ended September 30, 2001.

Undersea Systems Division

Gross profit margins on Undersea Systems Division products averaged approximately 21.1% for fiscal year 2002. Gross margins on this segment of the business can vary depending on the relative mix of products shipped in any time period, the effects of manufacturing overhead cost absorption and the timing of large single project shipments. The Company expects that the relative mix of products will change, but does not expect the average gross profit margin to be adversely affected. It is possible that the startup costs associated with new products could affect gross margins temporarily. However, the Company is not aware of other market trends, cost changes or competitive pressures that would adversely affect gross profit margins within its existing product lines.

Package Inspection Systems Division

Gross profit margins on Package Inspection Systems Division products averaged approximately 41.4% for fiscal year 2002. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. It is possible that increased competition will result in an overall reduction of selling prices and associated profit margins. The Company is not aware of any technological or marketplace trends which would adversely affect gross margins on this product line.

Forward-Looking Information.

The statements made in this report and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. Such information includes information relating to the Company which is based upon the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company’s management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain inherent risks, uncertainties and assumptions relating to the operations and results of operations of the Company, the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7.    FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-19 hereof.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                   FINANCIAL DISCLOSURE

On June 28, 2002, the Company terminated the engagement of Arthur Andersen LLP as its independent accountants. On July 19, 2002, the Company engaged BDO Seidman, LLP as its new independent accountants for the 2002 fiscal year. Details with respect to these matters were “previously reported” within the meaning of Rule 12b-2 in the Company’s reports on Form 8-K filed with the Commission on or about July 1, 2002 and July 22, 2002.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current directors and executive officers of the Company are as follows:

Name	Age	Position
Samuel O. Raymond	74	Chairman Emeritus of the Board of Directors and Director of Research

Ronald L. Marsiglio	55	President and Chief Executive Officer and Director

Stephen D. Fantone	49	Chairman of the Board of Directors

A. Theodore Mollegen, Jr.	65	Director

Gary K. Willis	57	Director

Arthur L. Fatum	50	Director

Francis E. Dunne, Jr.	56	Vice President, Chief Financial Officer and Treasurer

James R. Kearbey	39	Vice President, General Manager, Package Inspection Systems Division

Daniel R. Conway	49	Vice President, Sales and Marketing, Undersea Systems Division

Richard B. Martin	45	Director of Purchasing and Production

Alvaro J. Robleto	50	Director of Engineering

The Company’s board of directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. Class I, consisting of Messrs. Marsiglio and Willis, is eligible for re-election at the 2003 annual meeting; Class II, consisting of Mr. Mollegen and Dr. Fantone, is eligible for re-election at the 2004 annual meeting; Class III, consisting of Messrs. Raymond and Fatum, is eligible for re-election at the 2005 annual meeting. Officers of the Company serve at the pleasure of the Board of Directors.

The following information is provided with respect to the business experience of each director and executive officer of the Company:

Mr. Raymond founded the Company in 1962 and served as its President for twenty years. He previously served as Chairman of the Board from 1965-1982 and from 1989 to January 1997. Mr. Raymond most recently served as the President and Chief Executive Officer of the Company from June 1995 to April 1996. Mr. Raymond has served as a director of the Company since 1965. In January 1997, Mr. Raymond was elected as Chairman Emeritus of the Board of Directors and Director of Research of the Company. Mr. Raymond has a B.S. in Mechanical Engineering from M.I.T., holds nine U.S. patents, and is the author of several technical papers on undersea technology. He was instrumental in the development and marketing of many of the Company’s original products in both the Company’s Undersea Systems Division and the Package Inspection Systems Division.

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

Dr. Fantone became a director of the Company in March 1995 and was elected Chairman of the Board of Directors in January 1997. Since 1982, he has been President and Chief Executive Officer of Optikos Corporation, an optical engineering firm which he founded and which specializes in the design and manufacture of optical products and instrumentation and optical test equipment. He has B.S. degrees in Electrical Engineering and Management from M.I.T. and a Ph.D. in Optics from the Institute of Optics at the University of Rochester. Dr. Fantone has been awarded over 50 U.S. patents and is the author of numerous technical papers and articles on optical technology. He is also currently a Senior Lecturer in the Mechanical Engineering Department at M.I.T., a Member of the Corporation of the Sea Education Association, and Treasurer of the Optical Society of America. From January to May 2001, Dr. Fantone served as President and Chief Executive Officer of the Company on an interim basis.

Mr. Mollegen has served as a director of the Company since 1985. He is the President and Chief Executive Officer of Allied Resources Corporation, a company which provides engineering, technical training, and safety management services to industrial firms. Before founding Allied Resources in 1993, Mr. Mollegen was for sixteen years Chief Executive Officer of Analysis & Technology, Inc., a provider of engineering and technical services to the U.S. Navy. He is a member of the Arts and Technology Advisory Council for Connecticut College, and a member of the Advisory Committee of the Connecticut Small Business Development Center, an agency jointly sponsored by the University of Connecticut Graduate School of Business and the U.S. Small Business Administration. Mr. Mollegen has a B.E. in Electrical Engineering from Yale University and is the author of over 90 technical papers and reports on undersea topics.

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

Mr. Fatum has been a director of the Company since January 6, 2000. Since April 2002, he has been Chief Corporate Officer of CNET Networks, Inc., a global Internet media company specializing in technology information. From October to December 2002, he was also President of CNET Networks International Media, a division of CNET Networks, Inc. From July 2000 to October 2000, he was Executive Vice President and Chief Financial Officer of ZDNet, a division of Ziff-Davis, Inc., a global Internet media company. Ziff-Davis was acquired by CNET Networks, Inc. in October 2000. From November 1998 to June 2000, he was Vice President and Chief Financial Officer of PictureTel Corporation (a company engaged in the development, manufacture and support of video conferencing and visual and audio collaboration solutions). Before joining PictureTel Corporation, he was President and Managing Director of AT&T Capital Europe (1995-1998), responsible for its pan-European equipment leasing business. Mr. Fatum has a B.S. in mathematics from State University of New York and is a graduate of GE Management Development Institute.

Mr. Dunne has been Treasurer and Chief Financial Officer of the Company since 1997 and Vice President since January, 2000. Before joining the Company, he was Chief Financial Officer of Kinney Vacuum Company, then an operating division of General Signal Corporation (1993-1996). Kinney Vacuum Company is a manufacturer of industrial vacuum pumps and pump systems for the food packaging, chemical and pharmaceutical, heat treating, automotive, and other industries. General Signal Corporation was a manufacturer of products serving the process controls, electrical controls, and industrial technology industries. Mr. Dunne has a B.S. degree in Accounting from St. John’s University, an M.B.A. in Finance from Long Island University, and is a Certified Public Accountant.

Mr. Kearbey was appointed as Vice President and General Manager of the Company’s Package Inspection Systems Division on December 1, 2000. Before this appointment, Mr. Kearbey was General Manager of the Package Inspection Systems Division from 1998 to 2000 and Western Regional Sales Manager for the Package Inspection Systems Division from 1996 to 1998. Before joining the Company, he was the National Sales Manager at Sasib Packaging Systems, a manufacturer of packaging equipment for the food industry (1994-1996). Mr. Kearbey holds a B.A. degree from National Louis University and an M.B.A. from Keller Graduate School of Management.

Mr. Conway was appointed Vice President, Sales and Marketing of the Company’s Undersea Systems Division on June 18, 2001. Before this appointment, Mr. Conway was Vice President, Business Development from April 2000 to June 2001. Before joining the Company, he was Vice President, Business Development and Acquisition Integration (1995-2000) at Analysis & Technology, Inc., a provider of engineering and technical services to Department of Defense and commercial clients. Mr. Conway served as an officer on active duty in the naval nuclear submarine force, and later held the position of Officer in Charge of the Naval War College Detachment, Naval Intelligence, as a Commander in the U.S. Naval Reserves. Mr. Conway holds a B.S. in Oceanography from the United States Naval Academy and an MBA from the University of Rhode Island. Mr. Conway has notified the Company that he is resigning effective December 31, 2002.

Mr. Martin has served as Director of Purchasing and Production since February 11, 2002. From July 2001 to February 2002, he was the Materials Manager for Pacific Scientific, a division of the Danaher Motion Group of the Danaher Corporation, a manufacturer of electronic controls for servo motors for the printed circuit board assembly industry. From 1999 to 2001, Mr. Martin was the Materials Manager for C&K Components in Watertown, Massachusetts. C&K is a division of ITT Industries and is a manufacturer of electronic and micro switching devices. From 1996 to 1999, Mr. Martin served as the Unit Manager of Materials and Logistics for Greenfield Industries, a division of Kennametal Industries located in South Deerfield, Massachusetts. The Deerfield operation manufactured and distributed metal cutting tools to both industrial and retail customers. Mr. Martin attended the United States Coast Guard Academy for two years and holds a B.S. in Business Administration from Rochester Institute of Technology in Rochester, N.Y.

Mr. Robleto joined the Company as Director of Engineering in February 2002. Prior to this appointment, Mr. Robleto was Director of Systems Engineering at Verilink, Inc. Optical Networking Division in Boston (broadband access solutions) from 2001 to 2002. From 1999 to 2001, Mr. Robleto held the position of Director of Systems Integration at Lucent Technologies (formerly Excel Switching Corp.) in Hyannis, Massachusetts (programmable switches). From 1993 to 1999 Mr. Robleto was a Systems Engineering Manager at Comverse Network Systems (formerly Boston Technology, Inc.) in Wakefield, Massachusetts (communications software and systems). Mr. Robleto holds a B.S. (with distinction) in Electronics Engineering Technology from the University of Nebraska at Omaha and a Master of Computer Engineering from Florida Atlantic University.

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

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of those reports are to be furnished to the Company.

Dr. Fantone and Messrs. Mollegen, Willis, Fatum, Dunne, Kearbey and Conway were late in filing Forms 4 reporting the grant of stock options in January 2002. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company under Rule 16a-3(d) during the fiscal year ended September 30, 2002, no other director, officer, or beneficial owner of more than 10% of the Company’s equity securities failed to file on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for the Company’s last three fiscal years to the only person who served as the Company’s chief executive officer during the Company’s fiscal year ended September 30, 2002 and to the only other executive officers who received an annual salary and bonus exceeding $100,000 during that fiscal year.

Name and Principal Position	Fiscal Year	Annual Compensation		Shares Underlying Options Granted	All Other Compensation
		Salary	Bonus
Ronald L. Marsiglio,	2002	$250,000	$12,500	—	$42,071	(4)
President and Chief	2001	83,731	50,000	100,000	10,669	(4)
Executive Officer (1)

Francis E. Dunne, Jr.,	2002	150,577	7,750	7,000	4,201
Vice President, Chief	2001	145,000	5,000	—	4,513
Financial Officer	2000	126,011	25,000	10,000	5,921
and Treasurer (2)

Daniel R. Conway,	2002	141,154	5,500	5,000	4,139
Vice President, Sales	2001	130,000	5,000	—	2,091
& Marketing, Undersea	2000	67,471	15,000	15,000	—
Systems Division

James R. Kearbey,	2002	130,000	10,000	5,000	3,913
Vice President,	2001	107,000	5,000	—	3,276
General Manager,	2000	95,047	15,000	—	4,462
Package Inspection
Systems Division

All directors and	2002	897,217	53,250	47,500	190,100
officers as	2001	762,969	90,000	102,500	228,811
a group (3)	2000	705,932	93,000	75,000	154,211

(1)	Mr. Marsiglio has served as President and Chief Executive Office since May 21, 2001.
(2)	Mr. Dunne has served as Chief Financial Officer and Treasurer since February 1, 1997 and as Vice President since January 27, 2000.
(3)	Consisted of twelve persons for fiscal 2000 and fiscal 2001 and thirteen persons for fiscal 2002.
(4)	Includes moving and relocation expenses.

Stock Option Tables

The following table sets forth information concerning grants of stock options during the Company’s fiscal year ended September 30, 2002 to the executive officers named in the table above.

Name and Principal Position	Number of Shares Underlying Option	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Ronald L. Marsiglio,	—	—	—	—
President and Chief Executive Officer

Francis E. Dunne, Jr.,	7,000	5.2%	$3.78	1/27/2012
Vice President, Chief Financial Officer and Treasurer

Daniel R. Conway,	5,000	3.7%	3.78	1/27/2012
Vice President, Sales & Marketing, Undersea Systems Division

James R. Kearbey,	5,000	3.7%	3.78	1/27/2012
Vice President, General Manager, Package Inspection Systems Division

The following table sets forth information concerning each exercise of stock options during the Company’s fiscal year ended September 30, 2002 by the executive officers named in the table above and the number and value of shares underlying those stock options at that date.

Name and Principal Position	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options At Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End(1)
Ronald L. Marsiglio,	—	—	31,250	(2)	—
President and Chief Executive Officer	—	—	68,750	(3)	—

Francis E. Dunne, Jr.,	—	—	23,750	(2)	—
Vice President, Chief Financial Officer	—	—	13,250	(3)	$8,050
and Treasurer

Daniel R. Conway,	—	—	7,500	(2)	—
Vice President, Sales & Marketing,	—	—	12,500	(3)	5,750
Undersea Systems Division

James R. Kearbey,	—	—	9,750	(2)	—
Vice President, General Manager,	—	—	7,500	(3)	5,750
Package Inspection Systems Division

(1)	Based upon the difference between the option exercise price and the closing price of the Company’s Common Stock on the Nasdaq SmallCap Market on September 30, 2002.
(2)	Shares underlying options exercisable as of September 30, 2002.
(3)	Shares underlying options not exercisable as of September 30, 2002.

Directors’ Compensation

Under the compensation policy adopted by the Board of Directors, each non-employee director will receive a fee of $6,000 per year plus $1,000 for each directors’ meeting attended and reimbursement for reasonable travel and other expenses when incurred. Each committee chairman will receive an additional fee of $2,000 per year, and each committee member (including the chairman) will receive a fee of $500 for each committee meeting attended. Stephen D. Fantone also receives additional compensation of $65,000 per year for his services as Chairman of the Board of Directors. Non-employee directors are also eligible to receive stock options under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.

Employment Contracts

In 1990, the Company entered into an employment agreement with Samuel O. Raymond. Under this agreement, as amended, Mr. Raymond will be employed as the Director of Research of the Company at a salary of $72,000 per year and will serve as the Chairman Emeritus of the Board of Directors for as long as he is elected to that position. This agreement commenced on August 1, 1990 and will expire on July 31, 2005. After the expiration of the initial term, the agreement will automatically be renewed annually as of August 1, 2005 and each August 1 thereafter. The agreement also provides that if a change in control of the Company should occur during the first, second or last five years of the initial term of the agreement, Mr. Raymond is entitled to receive $427,974, $335,504, or $199,636, respectively, from the Company. The Company has also agreed to pay the premiums on a $1,500,000 life insurance policy on Mr. Raymond’s life under a split dollar plan.

The Company entered into an employment agreement with Ronald L. Marsiglio, dated May 21, 2001, pursuant to which Mr. Marsiglio agrees to serve as President and Chief Executive Officer of the Company for an initial term ending on September 30, 2003. Thereafter, said term will be automatically extended for consecutive two year terms unless either the Company or Mr. Marsiglio provides the other with six months written notice prior to the expiration of the initial or any extended term. The agreement provides for a base salary, commencing June 1, 2001, of $250,000 per year, subject to increase by the Board of Directors. Mr. Marsiglio earned a $12,500 incentive bonus for fiscal year 2002 in accordance with the agreement. During fiscal year 2003, Mr. Marsiglio will be eligible to earn an incentive bonus of up to 100% of his base salary for extraordinary and exceptional performance. This potential bonus will be based on the achievement of various thresholds with respect to revenue, operating income, earnings per share, etc., as negotiated with the Board of Directors. The Board of Directors will review Mr. Marsiglio’s base salary and incentive compensation annually prior to the start of fiscal year 2004 and each fiscal year thereafter. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Marsiglio will be entitled to receive severance pay equal to a percentage of his annual base pay, commencing at 50% and increasing incrementally to 100% by May 31, 2003. In addition, pursuant to the agreement, Mr. Marsiglio was granted an option to purchase up to 100,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share, vesting over a four year period.

The Company entered into an employment agreement with Francis E. Dunne, Jr. effective as of October 1, 1999, pursuant to which Mr. Dunne agrees to serve as Vice President, Chief Financial Officer and Treasurer of the Company for an initial two year period. The agreement has been extended through October 1, 2003 at a base salary of $155,000 per year, subject to increase from time to time by the Board of Directors. Mr. Dunne is also eligible to participate in any discretionary incentive compensation bonus plan which is generally made available to the executives of the Company. In the event the Company terminates his employment other than for cause, disability or death, Mr. Dunne will be entitled to severance benefits equal to one year’s base salary.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of December 18, 2002 with respect to the beneficial ownership of shares of Common Stock of the Company by the directors and executive officers of the Company, all of the directors and officers of the Company as a group and all persons known to be the beneficial owners of more than five percent of such outstanding stock. Unless otherwise indicated, each of the persons named below held sole voting and investment power over the shares listed below as of said date.

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

Name and Address (1)	Shares Beneficially Owned	Percent of Outstanding Common Stock

Samuel O. Raymond	166,625(2)	12.0%

Ronald K. Church 1996 Trust	128,250	9.3%

Athena Capital Management, Inc.	123,368	8.9%

Seth A. Newberger	85,450(3)	6.2%

Cape Cod Bank and Trust Company, N.A., Trustee of the Benthos, Inc. Employee Stock Ownership Plan (“ESOP”)(4)	43,738	3.2%

Stephen D. Fantone	90,000(5)	6.3%

Ronald L. Marsiglio	41,500(6)	2.9%

A. Theodore Mollegen, Jr.	26,166(7)	1.9%

Gary K. Willis	32,500(8)	2.3%

Arthur L. Fatum	34,666(9)	2.5%

Francis E. Dunne, Jr.	33,056(10)	2.3%

James R. Kearbey	14,172(11)	1.0%

Daniel R. Conway	15,754(12)	1.1%

Richard B. Martin	500(13)	*

Alvaro J. Robleto	500(14)	*

All directors and officers as a group (11 persons)	455,439(15)	29.2%

*	Less than one percent.
(1)
Except as set forth below, the address of each of the individuals set forth in the table is c/o Benthos, Inc., 49 Edgerton Drive, North Falmouth, Massachusetts 02556. The address of the Ronald K. Church 1996 Trust is 46 Riddle Hill Road, Falmouth, Massachusetts 02540. The address of Athena Capital Management, Inc. is 1250 Germantown Pike, Plymouth Meeting, Pennsylvania 19462. The address of Seth A. Newburger is 513 Mandalay Drive East, San Antonio, Texas 78212. The address of Cape Cod Bank and Trust Company, N.A. is 307 Main Street, Hyannis, Massachusetts 02601.

(2)
Includes 2,894 shares owned by the Company’s ESOP, over which Mr. Raymond has sole voting power. Also includes 1,109 shares owned by Mr. Raymond’s wife and 37,065 shares owned by Mr. Raymond’s children, as to which shares Mr. Raymond disclaims beneficial ownership.

(3)
Includes shares owned by Mr. Newberger, certain family members and a family-owned joint venture, according to an amended Schedule 13G filed with the Securities and Exchange Commission on or about February 6, 2002.

(4)	Pursuant to the terms of the ESOP, plan participants are entitled to direct the Trustee as to the manner in which all shares allocated to such participants’ accounts are to be voted.
(5)
Includes 35,000 shares which Dr. Fantone has the right to acquire through the exercise of a stock option for 35,000 shares granted October 29, 1999 and 5,000 shares which he has the right to acquire through the exercise of a stock option for 15,000 shares granted January 25, 2002.

(6)	Includes 37,500 shares which Mr. Marsiglio has the right to acquire through the exercise of a stock option for 100,000 shares granted May 21, 2001.
(7)
Includes 15,000 shares which Mr. Mollegen has the right to acquire through the exercise of a stock option for 15,000 shares granted on April 3, 1998 and 666 shares which he has the right to acquire through the exercise of a stock option for 2,000 shares granted January 25, 2002.

(8)
Includes 15,000 shares which Mr. Willis has the right to acquire through the exercise of a stock option for 15,000 shares granted on January 23, 1998 and 2,500 shares which he has the right to acquire through the exercise of a stock option for 7,500 shares granted January 25, 2002.

(9)
Includes 15,000 shares which Mr. Fatum has the right to acquire through the exercise of a stock option for 15,000 shares granted on January 6, 2000 and 666 shares which he has the right to acquire through the exercise of a stock option for 2,000 shares granted January 25, 2002.

(10)
Includes 15,000 shares which Mr. Dunne has the right to acquire through the exercise of a stock option for 15,000 shares granted January 24, 1997, 5,000 shares which he has the right to acquire through the exercise of a stock option for 5,000 shares granted on January 22, 1999, 7,500 shares which he has the right to acquire through the exercise of a stock option for 10,000 shares granted January 27, 2000, 1,750 shares which he has the right to acquire through the exercise of a stock option for 7,000 shares granted January 25, 2002, and 806 shares owned by the Company’s ESOP, over which Mr. Dunne has sole voting power.

(11)
Consists of 2,250 shares which Mr. Kearbey has the right to acquire through the exercise of a stock option for 2,250 shares granted October 18, 1996, 10,000 shares which he has the right to acquire through the exercise of a stock option for 10,000 shares granted January 22, 1999, 1,250 shares which he has the right to acquire through the exercise of a stock option for 5,000 shares granted January 25, 2002 and 672 shares owned by the Company’s ESOP, over which Mr. Kearbey has sole voting power.

(12)
Includes 7,500 shares which Mr. Conway has the right to acquire through the exercise of a stock option for 15,000 shares granted on April 20, 2000, 1,250 shares which he has the right to acquire through the exercise of a stock option for 5,000 shares granted on January 25, 2002 and four shares owned by the Company’s ESOP, over which Mr. Conway has sole voting power.

(13)	Consists of 500 shares which Mr. Martin has the right to acquire through the exercise of a stock option granted on February 15, 2002.
(14)	Consists of 500 shares which Mr. Robleto has the right to acquire through the exercise of a stock option granted on February 15, 2002.
(15)	Includes an aggregate of 178,832 shares which the directors and officers have the right to acquire through the exercise of certain options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 29, 1997, the Company entered into a License Agreement with a corporation wholly-owned by Dr. Stephen D. Fantone, Chairman of the Board of Directors of the Company, with respect to the concept of utilizing optical technology, for which Dr. Fantone’s corporation possesses technical expertise, for application to certain products currently under development by the Company. Under the agreement, the Company has paid the development costs to Dr. Fantone’s corporation. During the fiscal year ended September 30, 2002, the Company elected to discontinue payment of the minimum annual royalty under this agreement. As a consequence, the Company’s rights under this license were converted from exclusive rights to nonexclusive rights, effective as of November 30, 2002. The proprietary rights to the technology will continue to be owned by Dr. Fantone’s corporation, and the Company will have a nonexclusive right to the use of the technology in certain specified fields of use upon the terms and conditions set forth in the agreement. The Company’s policy with respect to business relationships with officers, directors, or affiliates is that any such relationships must be fully disclosed to the Board of Directors and must be upon terms not less favorable to the Company than those available from third parties dealing at arm’s length.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The	financial statements set forth in the Index contained on the page immediately preceding page F-1 hereof are filed herewith as a part of this report.

(b) The	exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Office and Chief Financial Officer concluded that Company’s disclosure controls and procedures are substantially effective for these purposes as of the date of the evaluation.

(b)    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. “Internal controls” are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with generally accepted accounting principles.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By	RONALD L. MARSIGLIO
Ronald L. Marsiglio, President

Date: December 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RONALD L. MARSIGLIO Ronald L. Marsiglio	President, Chief Executive Officer and Director	December 28, 2002

FRANCIS E. DUNNE, JR. Francis E. Dunne, Jr.	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 27, 2002

STEPHEN D. FANTONE Stephen D. Fantone	Chairman of the Board of Directors	December 30, 2002

SAMUEL O. RAYMOND Samuel O. Raymond	Director	December 30, 2002

A. THEODORE MOLLEGEN, JR. A. Theodore Mollegen, Jr.	Director	December 28, 2002

GARY K. WILLIS Gary K. Willis	Director	December 27, 2002

ARTHUR L. FATUM Arthur L. Fatum	Director	December 30, 2002

CERTIFICATIONS

I, Ronald L. Marsiglio, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Benthos, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in the annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	RONALD L. MARSIGLIO

Ronald L. Marsiglio, President and Chief Executive Officer

I, Francis E. Dunne, Jr., certify that:

1.    I have reviewed this annual report on Form 10-KSB of Benthos, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in the annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	FRANCIS E. DUNNE, JR.,

Francis E. Dunne, Jr., Vice President, Chief Financial Officer and Treasurer

STATEMENT PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Annual Report on Form 10-KSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Benthos, Inc.

DATE: December 30, 2002	RONALD L. MARSIGLIO

Ronald L. Marsiglio President, Chief Executive Officer and Director

DATE: December 30, 2002	FRANCIS E. DUNNE, JR.

Francis E. Dunne, Jr. Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Shareholders of Benthos, Inc.:

We have audited the accompanying consolidated balance sheet of Benthos, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations, stockholders’ investment and cash flows for the year then ended. These financial statements are the responsibility of Benthos, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts	/s/ BDO SEIDMAN, LLP
October 29, 2002, except for Note 4,
which is dated December 13, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Benthos, Inc.’s filing on Form 10-KSB for the year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations, stockholders’ investment and cash flows for the year ended September 30, 1999 referred to in this report have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Benthos, Inc.:

We have audited the accompanying consolidated balance sheet of Benthos, Inc. (a Massachusetts corporation) and subsidiary as of September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of Benthos, Inc.’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiary as of September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
December 12, 2001

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2002	2001
ASSETS

Current Assets:
Cash and cash equivalents	$76	$46
Accounts receivable, less reserves of $365 and $465 at September 30, 2002 and 2001, respectively	2,871	2,723
Inventories	3,210	5,101
Refundable income taxes	393	592
Prepaid expenses and other current assets	148	121
Deferred tax asset	1,500	1,650

Total current assets	8,198	10,233

Property, Plant and Equipment, at cost:
Land	127	127
Buildings and improvements	2,271	2,252
Equipment and fixtures	3,858	3,802
Demonstration equipment	1,061	909

	7,317	7,090
Less—Accumulated depreciation	5,718	5,280

Property, Plant and Equipment, net	1,599	1,810

Goodwill	576	2,657
Acquired intangible assets, net of accumulated amortization of $735 and $496 at September 30, 2002 and 2001, respectively	695	934
Other assets, net	521	454

	$11,589	$16,088

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Current maturities of long-term debt	$786	$786
Line of credit	400	500
Accounts payable	1,866	1,520
Accrued expenses	1,503	2,329
Customer deposits and deferred revenue	540	161

Total current liabilities	5,095	5,296

Long-term Debt, net of current maturities	2,292	3,077

Commitments and Contingencies (Notes 7 and 9)

Stockholders’ Investment:
Common stock, $0.06 2/3 par value—
Authorized—7,500,000 shares
Issued—1,652,831 shares at September 30, 2002 and 2001	110	110
Capital in excess of par value	1,569	1,569
Retained earnings	3,154	6,667
Treasury stock, at cost	(631)	(631)

Total stockholders’ investment	4,202	7,715

	$11,589	$16,088

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended September 30,
	2002	2001	2000
Net Sales	$17,720	$18,308	$20,781
Cost of Sales	12,744	13,124	12,308

Gross profit	4,976	5,184	8,473
Selling, General and Administrative Expenses	4,944	5,916	5,289
Research and Development Expenses	1,396	1,695	1,607
Amortization of Goodwill	—	268	268
Amortization of Acquired Intangibles	239	239	239
Goodwill Impairment	2,081	—	—

(Loss) income from operations	(3,684)	(2,934)	1,070
Interest Income	4	28	78
Interest Expense	(248)	(368)	(402)

(Loss) income before (benefit) provision for income taxes	(3,928)	(3,274)	746
(Benefit) Provision for Income Taxes	(415)	(982)	224

Net (loss) income	$(3,513)	$(2,292)	$522

Basic (Loss) Earnings per Share	$(2.54)	$(1.66)	$0.38

Diluted (Loss) Earnings per Share	$(2.54)	$(1.66)	$0.37

Weighted Average Number of Shares Outstanding	1,383,082	1,381,745	1,376,158

Weighted Average Number of Shares Outstanding, assuming dilution	1,383,082	1,381,745	1,415,356

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at cost		Total Stockholders’ Investment
	Number of Shares	$0.06 2/3 Par Value			Number of Shares	Amount
Balance, September 30, 1999	1,649,081	$110	$1,546	$8,437	282,533	$(735)	$9,358
Sale of treasury stock	—	—	—	—	(8,738)	74	74
Exercise of stock options	3,750	—	23	—	—	—	23
Net income	—	—	—	522	—	—	522

Balance, September 30, 2000	1,652,831	110	1,569	8,959	273,795	(661)	9,977
Sale of treasury stock	—	—	—	—	(4,046)	30	30
Net loss	—	—	—	(2,292)	—	—	(2,292)

Balance, September 30, 2001	1,652,831	110	1,569	6,667	269,749	(631)	7,715
Net loss	—	—	—	(3,513)	—	—	(3,513)

Balance, September 30, 2002	1,652,831	$110	$1,569	$3,154	269,749	$(631)	$4,202

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2002	2001	2000
Cash Flows from Operating Activities:
Net (loss) income	$(3,513)	$(2,292)	$522
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment	2,081	—	—
Depreciation and amortization	696	1,127	937
Deferred income taxes	150	(296)	(55)
Changes in assets and liabilities
Accounts receivable	(148)	725	(1,016)
Inventories	1,891	(127)	(180)
Prepaid expenses and other current assets	172	(554)	575
Accounts payable and accrued expenses	(480)	960	(714)
Customer deposits and deferred revenue	379	(189)	(41)

Net cash provided by (used in) operating activities	1,228	(646)	28

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(227)	(445)	(589)
Increase in other assets	(86)	(81)	(93)
Net cash paid in connection with the Datasonics, Inc. acquisition	—	—	(113)

Net cash used in investing activities	(313)	(526)	(795)

Cash Flows from Financing Activities:
Payments of long-term debt	(785)	(786)	(786)
Line of credit	(100)	500	—
Sale of treasury stock	—	30	74
Exercise of stock options, net of tax benefit	—	—	23

Net cash used in financing activities	(885)	(256)	(689)

Net Increase (Decrease) in Cash and Cash Equivalents	30	(1,428)	(1,456)
Cash and Cash Equivalents, beginning of year	46	1,474	2,930

Cash and Cash Equivalents, end of year	$76	$46	$1,474

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$249	$375	$403

Income taxes (refunded) paid during the year, net	$(680)	$(49)	$218

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1)    Operations and Significant Accounting Policies

Benthos, Inc. and its subsidiaries (the Company) design, manufacture, sell and service oceanographic products and systems for underwater exploration, oil and gas development and production, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of consumer food, beverage, pharmaceutical and chemical packages. The Company’s customers are located throughout the world.

During the years ended September 30, 2002 and 2001, the Company experienced a decrease in sales and incurred a loss from operations. As a result, the Company did not satisfy several of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the financial covenants have been amended based upon the Company’s projections for the year ending September 30, 2003. Management believes that its projections for fiscal 2003 are attainable and that current cash balances, cash flow from operations and availability from its line of credit will be sufficient to fund the Company’s cash requirements for the foreseeable future. In addition, management is actively pursuing the sale of certain of its excess real estate. It is expected that these sales, if completed, could generate a significant gain. A portion of these sale proceeds will be used to pay down the Company’s term loan. If the Company does not meet its revised covenants, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Benthos International, Inc., a foreign sales corporation and Leumas, LLC, a single member limited liability company. All material intercompany transactions and balances have been eliminated in consolidation.

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

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(d)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of obsolescence reserves. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 2002 and 2001:

	2002	2001
Raw materials	$317	$375
Work-in-process	2,869	4,704
Finished goods	24	22

	$3,210	$5,101

The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological development could have a significant impact on the value of its inventory and its reported operating results.

(e)  Depreciation and Amortization

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	15–33 years
Equipment and fixtures	5 years
Demonstration equipment	3 years

Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was approximately $538, $652 and $605, respectively.

(f)  Long-Lived Assets

Long-lived assets, such as intangible assets, property and equipment and certain sundry assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Subsequent to year end the Company’s Board of Directors approved management’s plans to sell certain excess real estate owned by the Company. The real estate has a net book value of approximately $60 and it is expected that it will sell for a significant gain.

Intangible assets subject to amortization consist of developed technology purchased in the acquisition of the assets of Datasonics, Inc. in August of 1999. The developed technology has an estimated useful life of 6 years. Amortization expense related to this asset will be $239 per year in fiscal years 2003 and 2004. In fiscal year 2005, the amortization expense will be $217.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(g)  Goodwill

In June 2001, the FASB issued SFAS No. 142, ”Goodwill and Other Intangible Assets”. This statement supersedes APB Opinion No. 17, ”Intangible Assets”, and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have an indefinite life, are no longer amortized; instead these assets are reviewed for impairment on a periodic basis.

Pursuant to this statement, the Company elected early adoption effective October 1, 2001. Accordingly, the Company stopped amortizing the goodwill and acquired assembled workforce, now jointly classified as goodwill, associated with its past acquisition.

The goodwill was allocated to the Undersea Systems segment of the Company’s business. The Company performed an evaluation of these assets as of October 1, 2001 and determined that they were not impaired at that time. During the quarter ending September 30, 2002, as a result of disappointing sales results and a reduction in expectations of the future prospects of the Undersea Systems segment, the Company determined that a triggering event as defined in Financial Accounting Standards Board Statement 142 (FASB 142) had occurred in the Undersea systems business segment. As a result, the Company obtained an independent appraisal of the fair market value of this reporting unit. This appraisal indicated that the net book value of the Undersea Systems business segment exceeded its fair market value. As a result, the Company performed an analysis to allocate the reporting unit’s fair market value to its assets. This analysis indicated that goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $2.1 million for the year ended September 30, 2002. The balance of goodwill represents the remaining net book value of the Undersea Systems segment’s goodwill.

The pro forma effect on prior year earnings of excluding goodwill amortization expense, net of tax, is as follows:

	2002	2001	2000

Reported net (loss) income	$(3,513)	$(2,292)	$522

Add back: Amortization of goodwill	—	188	188

Adjusted net (loss) income	$(3,513)	$(2,104)	710

Basic (loss) income per common share:

Reported net (loss) income	$(2.54)	$(1.66)	$0.38

Amortization of goodwill	—	0.14	0.14

Adjusted net (loss) income	$(2.54)	$(1.52)	$0.52

(Loss) income per common share assuming full dilution:

Reported net (loss) income	$(2.54)	$(1.66)	$0.37

Amortization of goodwill	—	0.14	0.13

Adjusted net (loss) income	$(2.54)	$(1.52)	$0.50

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(h)  Revenue Recognition and Warranty Costs

Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company provides for estimated warranty costs at the time of shipment. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets. During fiscal 2002, the Company reversed approximately $405 of warranty reserve related to a specific warranty issue on an older model hydrophone. The reduction in warranty reserve was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

(i)  Concentration of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In 2002, one customer of the Undersea Systems Division accounted for $2,368 (13%) of net sales. In 2001 and 2000, there were no customers who accounted for more than 10% of net sales. As of September 30, 2002, one customer accounted for 13% of accounts receivable. As of September 30, 2001 and 2000, no customer accounted for more than 10% of accounts receivable.

The changes in the accounts receivable reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2000	$220	$—	$—	$220
2001	220	389	144	465
2002	465	30	130	365

(j)  Reclassifications

The Company has reclassified certain prior-year information to conform to the current year’s presentation.

(k)  Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of those items.

The carrying amount of the term loan approximates fair market value as the loan bears interest at the current market rate.

(l)  New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets:” This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

(m)  Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income is the same as net (loss) income for all periods presented.

(n)  Stock-Based Compensation

The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion No. 25 in certain situations, as defined. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note 7).

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(3)    Accrued Expenses

Accrued expenses consist of the following at September 30, 2002 and 2001:

	2002	2001
Accrued salary and related expenses	$422	$535
Accrued warranty	250	815
Accrued taxes	387	506
Other accrued expenses	444	473

	$1,503	$2,329

(4)    Line of Credit

As of September 30, 2002, the Company has a $600 secured line of credit with a bank expiring on January 31, 2003. There was $400 outstanding under this line of credit at September 30, 2002. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal’s reported prime rate (4.25% at September 30, 2002) plus 2.0%, or 7%, whichever is higher. The Company is required to maintain certain covenants, including debt service coverage. The Company was not in compliance with all covenants at September 30, 2002 and received a waiver from the bank with respect to that noncompliance. As of December 12, 2002, the bank extended the secured line of credit through January 31, 2004 and amended the financial covenants under the agreement.

(5)    Note Payable

On August 18, 1999, the Company entered into a $5,500 note payable with a bank. The note is secured by substantially all of the assets of the Company and is due in 84 monthly installments with interest at prime (4.25% at September 30, 2002) plus 2.0%, or 7.0%, whichever is higher. Payments under this note end in August 2006. The Company is required to meet certain covenants, including debt service coverage. The Company was not in compliance with all covenants at September 30, 2002 and received a waiver from the bank with respect to that noncompliance. Principal payments under this note will be $786 in each of fiscal years 2003, 2004, and 2005. In fiscal year 2006, the principal payment will be $720.

(6)    Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The components of the provision (benefit) for income taxes for each of the three years in the period ended September 30, 2002 are as follows:

	2002	2001	2000
Federal—
Current	$(565)	$(690)	$222
Deferred	(820)	(460)	10

	(1,385)	(1,150)	232
State—
Current	—	4	103
Deferred	(71)	(241)	(65)

	(71)	(237)	38
Increase (decrease) in valuation allowance	1,041	405	(46)

	$(415)	$(982)	$224

The Company’s effective tax rate differed from the statutory rate for the reasons set forth below:

	2002	2001	2000
Federal statutory rate	(34.00)%	(34.00)%	34.00%
State income taxes, net of federal tax benefit	(1.81)	(4.71)	3.37
Tax provision (benefit) of foreign sales	1.02	0.31	(4.23)
Tax credits	3.56	(5.64)	(4.25)
Change in valuation allowance	26.50	12.37	(6.17)
Other	1.27	1.67	7.28

Effective tax rate	(10.58)%	(30.00)%	30.00%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	2002	2001
Acquisition related intangibles	$1,108	$344
Inventory reserves	905	618
Tax credits	322	322
Other nondeductible reserves and accruals	611	771
Valuation allowance	(1,446)	(405)

Net deferred tax asset	$1,500	$1,650

Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. During the year ended September 30, 2002, the Company has increased its valuation reserve by approximately $1.0 million to reduce the Company’s deferred tax asset to an amount which management believes is realizable based upon projected operating income for fiscal 2003 which includes the projected gain on its sale of excess real estate.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(7)    Employee Benefit Plans

(a)  Stock Option Plans

The Company has granted to certain directors nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. At September 30, 2002, 150,000 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 2002, 28,500 shares were available for future grant.

The Company’s 1990 and 2000 Stock Option Plans (the Employee Plans) each authorize 300,000 shares of the Company’s common stock for issuance. The Employee Plans are administered by the Compensation and Stock Option Committee of the Board of Directors and provide for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 2002, 106,500 shares were available for future grant.

Stock option activity is summarized as follows:

	Employee Options		Director Options
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding, September 30, 1999	151,625	$7.71	56,250	$11.38
Granted	78,500	8.14	50,000	8.35
Terminated	(30,750)	10.14	—	—
Exercised	(3,750)	6.25	—	—

Outstanding, September 30, 2000	195,625	7.61	106,250	9.96
Granted	113,400	5.08	—	—
Terminated	(77,950)	5.36	—	—

Outstanding, September 30, 2001	231,075	7.13	106,250	9.96
Granted	30,000	4.53	26,500	3.78
Terminated	(15,950)	9.29	(11,250)	11.50

Outstanding, September 30, 2002	245,125	$6.67	121,500	$8.47

Exercisable, September 30, 2002	106,325	$7.99	78,333	$10.08

Exercisable, September 30, 2001	57,563	$9.97	67,917	$11.00

Exercisable, September 30, 2000	99,188	$6.62	36,250	$12.08

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The range of exercise prices for options outstanding and options exercisable at September 30, 2002 for the Employee Plans is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 3.78	17,000	9.3	$3.78	0	$—
$ 4.33	3,375	3.5	4.33	3,375	4.33
$ 5.00— 5.65	120,000	8.7	5.09	33,200	5.04
$ 6.25	17,000	6.3	6.25	12,750	6.25
$ 8.00— 8.75	61,500	7.5	8.16	30,750	8.16
$10.17—11.50	19,500	4.3	11.22	19,500	11.22
$17.54	6,750	5.1	17.54	6,750	17.54

	245,125	7.7	$6.67	106,325	$7.99

The range of exercise prices for options outstanding and options exercisable at September 30, 2002 for director stock options is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 3.78	26,500	9.3	$3.78	0	$—
$ 6.44	15,000	6.3	6.44	15,000	6.44
$ 8.00— 8.50	50,000	7.1	8.35	33,333	8.35
$13.38—14.25	30,000	5.4	13.81	30,000	13.81

	121,500	7.1	$8.47	78,333	$10.08

SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2002, 2001 and 2000 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

	September 30,
	2002	2001	2000
Risk-free interest rate	4.86%	5.24%	6.45%
Expected dividend yield	—	—	—
Expected life (in years)	7	7	7
Expected volatility	40%	48%	48%

The weighted average fair value of options granted during the years ended September 30, 2002, 2001 and 2000 under these plans is $2.10, $2.89 and $4.84, respectively.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, pro forma net (loss) income and net (loss) income per share would have been the following:

	September 30,
	2002	2001	2000
Net (loss) income—
As reported	$(3,513)	$(2,292)	$522
Pro forma	(3,763)	(2,678)	160

Basic (loss) earnings per share—
As reported	$(2.54)	$(1.66)	$0.38
Pro forma	(2.72)	(1.94)	0.12

Diluted (loss) earnings per share—
As reported	$(2.54)	$(1.66)	$0.37
Pro forma	(2.72)	(1.94)	0.11

(b)  Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the Internal Revenue Code (IRC). These contributions vest to a participant’s account over five years based on completed service, as defined. The accompanying consolidated statements of operations for the year ended September 30, 2000 includes a provision for contributions to the plan of approximately $30. There were no provisions for contributions for the years ended September 30, 2002 and September 30, 2001.

(c)  401(k) Retirement Plan

The Company has a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the IRC. These contributions vest to a participant’s account over five years based on completed service, as defined. Additionally, each participant may elect to contribute up to 15% of his or her compensation for the plan year, but not more than $11,000 (for calendar year 2002), to the plan. The accompanying consolidated statements of operations for the year ended September 30, 2000 includes a provision for contributions to the plan of approximately $30. There were no provisions for contributions for the years ended September 30, 2002 and September 30, 2001. The Company also made matching contributions to the plan of $102, $97, and $100 for the years ended September 30, 2002, 2001, and 2000, respectively.

(d)  Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan for the benefit of certain management and highly compensated executive employees. Under the plan, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the plan. No such elective deferrals have been made by participants during the three years ended September 30, 2002.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(8)    Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the weighted average number of diluted common and common equivalent shares outstanding during the period. All common equivalent shares have been excluded in 2002 and 2001 due to the net loss, as the effect would be antidilutive. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

A reconciliation of basic and diluted shares outstanding is as follows:

	2002	2001	2000
Weighted average common shares outstanding	1,383,082	1,381,745	1,376,158
Effect of dilutive securities	—	—	39,198

Weighted average common shares outstanding, assuming dilution	1,383,082	1,381,745	1,415,356

For the years ended September 30, 2002, 2001 and 2000, 365,165, 250,450 and 165,438 weighted average options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

(9)    Employment and Noncompetition Agreements

The Company has an employment and noncompetition agreement, as amended, with a director/stockholder. In connection with the employment agreement, the Company has agreed to provide a $1,500 split-dollar life insurance policy on the director/stockholder. If a discretionary contribution is made by the Company to its Employee Stock Ownership Plan, the Company may be obligated to repurchase from the director/stockholder the number of shares that are contributed to or purchased by the Company’s Employee Stock Ownership Plan each year. The director/stockholder may make this decision annually. The director/stockholder has not elected to have such shares purchased from him during the past three fiscal years. The Company also has the right of first refusal at fair market value on any future sales of common stock by the director/stockholder other than sales made in routine open market brokerage transactions and certain sales through an over-the-counter market maker. In addition, a change in the control of the Company, as defined, will result in certain payments to the director/stockholder, as outlined under the employment agreement. Compensation expense of approximately $86, $85 and $87 related to this agreement is included in the accompanying 2002, 2001 and 2000 consolidated statements of operations, respectively.

The Company also has employment agreements with its CEO and CFO. These agreements are for two-year periods and provide for minimum salary during their term and a Company severance obligation should the employee be terminated without cause.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(10)    Segment Reporting

The Company has viewed its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is a combination of the president, the chief financial officer and other operating officers. The Company evaluates the performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Year Ended September 30,
	2002	2001	2000
Sales to unaffiliated customers:
Undersea systems	$11,611	$13,214	$15,325
Package inspection systems	6,109	5,094	5,456

Total	$17,720	$18,308	$20,781

(Loss) income from operations:
Undersea systems	$(3,605)	$(2,416)	$1,046
Package inspection systems	(79)	(518)	24

Total	$(3,684)	$(2,934)	$1,070

Identifiable assets:
Undersea systems	$6,860	$10,244	$11,839
Package inspection systems	2,090	2,994	2,682
Corporate assets	2,639	2,850	3,344

Total	$11,589	$16,088	$17,865

Depreciation:
Undersea systems	302	361	388
Package inspection systems	188	230	155
Corporate assets	48	61	62

Total	538	652	605

Tax (benefit) expense:
Undersea systems	(381)	(725)	314
Package inspection systems	(8)	(155)	7
Corporate assets	(26)	(102)	(97)

Total	(415)	(982)	224

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

	2002	2001	2000
Purchases of fixed assets:
Undersea systems	66	64	563
Package inspection systems	11	18	58
Corporate assets	8	13	40

Total	85	95	661

Goodwill impairment for fiscal 2002 was in the Undersea Systems Division.

Revenues by geographic area for the years ended September 30, 2002, 2001 and 2000 were as follows:

Geographic Area	2002	2001	2000
United States	$10,966	$12,210	$13,063
Malaysia	2,299	—	274
Other	4,455	6,098	7,444

	$17,720	$18,308	$20,781

(11)    Related Party Transactions

The Company paid patent license fees to an entity controlled by the Company’s Chairman of the Board. The Company expensed approximately $20 annually, for these fees in fiscal 2002, 2001 and 2000. Additionally, during fiscal year 2001, the Company paid the Chairman of the Board $48 for providing services as interim President and Chief Executive Officer.

BENTHOS, INC.

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Employment Contract with John L. Coughlin (1)

10.4	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.5	Severance Agreement with John L. Coughlin (13)

10.6	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.7	Employment Agreement with Francis E. Dunne, Jr. (11)

10.8	Employee Stock Ownership Plan (1)

10.9	First Amendment to Employee Stock Ownership Plan (2)

10.10	Second Amendment to Employee Stock Ownership Plan (8)

10.11	Third Amendment to Employee Stock Ownership Plan (8)

10.12	Fourth Amendment to Employee Stock Ownership Plan (11)

10.13	Fifth Amendment to Employee Stock Ownership Plan (11)

10.14	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002

10.15	401(k) Retirement Plan (1993)(1)

10.16	First Amendment to 401(k) Retirement Plan (2)

10.17	Second Amendment to 401(k) Retirement Plan (2)

10.18	Third Amendment to 401(k) Retirement Plan (3)

10.19	401(k) Retirement Plan (1999)(8)

10.20	First Amendment to 1999 401(k) Retirement Plan (11)

10.21	Second Amendment to 1999 401(k) Retirement Plan (11)

10.22	Third Amendment to 1999 401(k) Retirement Plan (14)

10.23	Supplemental Executive Retirement Plan (1)

10.24	1990 Stock Option Plan (1)

10.25	Stock Option Plan for Non-Employee Directors(1)

10.26	1998 Non-Employee Directors’ Stock Option Plan (4)

10.27	Benthos, Inc. 2000 Stock Incentive Plan (9)

10.28	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.29	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

Exhibit

10.30	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.31	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

10.32	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.33	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.34	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.35	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.36	Second Amendment to Credit Agreement dated December 12, 2001 (17)

10.37	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.38	Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.39	Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.40	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.41	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.42	Amendment of Settlement Agreement and General Release dated June 10, 2002.

10.43	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

21	Subsidiaries of the Registrant

23	Consent of BDO Seidman, LLP

(1)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. O-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. O-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. O-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. O-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(13)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.