Form 10QSB
period 2002-12-31
BENTHOS INC
filed 2003-02-11
CIK 11390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2002

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

Yes   X       No _____
    -----


State the number of shares outstanding of each of the issuer's classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3                      1,383,102
              (Class)                  (Outstanding stock at February 3, 2003)

Transitional Small Business Disclosure Format (check one):
Yes _____     No   X
                 -----

                         BENTHOS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 2002

                                      INDEX

                                                                                 Page  No.
Face Sheet                                                                            1

Index                                                                                 2

Part I
FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets (unaudited)                       3
              December 31, 2002 and September 30, 2002

              Condensed Consolidated Statements of Operations (unaudited)             4
              Quarter Ended December 31, 2002 and December 31, 2001

              Condensed Consolidated Statements of Cash Flows (unaudited)             5
              Quarter Ended December 31, 2002 and December 31, 2001

              Notes to Financial Statements                                           6

      Item 2. Management's Discussion and Analysis                                   11
              of Financial Condition and Results
              of Operations

      Item 3. Controls and Procedures                                                15

PART II
OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                       15

      Signature                                                                      16

      Certifications                                                                 17

Statement Pursuant to 18 U.S.C.(S)1350                                               19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Benthos, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)
                                   (unaudited)

Assets                                          December 31, 2002                  September 30, 2002
                                                -----------------                  ------------------
Current Assets:
Cash and Cash Equivalents                           $       27                         $       76
Accounts Receivable, Net                                 2,827                              2,871
Inventories                                              2,844                              3,210
Refundable Income Taxes                                    393                                393
Prepaid Expenses and Other Current Assets                   98                                148
Deferred Tax Asset                                       1,500                              1,500
Assets Held for Sale                                        95                                ---
                                                    ----------                          ---------
Total Current Assets                                     7,784                              8,198

Property, Plant and Equipment, Net                       1,450                              1,599
Goodwill                                                   576                                576
Acquired Intangible Assets, Net                            635                                695
Other Assets, Net                                          519                                521
                                                    ----------                         ----------
                                                    $   10,964                         $   11,589
                                                    ==========                         ==========
Liabilities and Stockholders' Investment
Current Liabilities:
Current Portion of Long-Term Debt                   $      786                         $      786
Line of Credit                                             400                                400
Accounts Payable                                         2,028                              1,866
Accrued Expenses                                         1,344                              1,503
Customer Deposits and Deferred Revenue                     344                                540
                                                    ----------                         ----------
Total Current Liabilities                                4,902                              5,095
                                                    ----------                         ----------

Long-Term Debt, Net of Current Portion                   2,095                              2,292
                                                    ----------                         ----------

Stockholders' Investment:
Common stock, $.06 2/3 Par Value-
  Authorized - 7,500 Shares
  Issued - 1,653 Shares at December 31, 2002
  and September 30, 2002                                   110                                110
Capital in Excess of Par Value                           1,569                              1,569
Retained Earnings                                        2,919                              3,154
Treasury Stock, at Cost- 270 shares at
  December 31, 2002 and September 30, 2002                (631)                              (631)
                                                    ----------                         ----------
Total Stockholders' Investment                           3,967                              4,202
                                                    ----------                         ----------
                                                    $   10,964                         $   11,589
                                                    ==========                         ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                         Benthos, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Quarter Ended
                                                December 31, 2002                   December 31, 2001
                                                -----------------                   -----------------
Net Sales                                             $  4,352                           $  4,643

Cost of Sales                                            2,816                              3,053
                                                      --------                           --------
Gross Profit                                             1,536                              1,590

Selling, General and Administrative
   Expenses                                              1,257                              1,278
Research and Development Expenses                          397                                228
Amortization of Acquired Intangibles                        60                                 60
                                                      --------                           --------
(Loss) Income from Operations                             (178)                                24

Interest Expense                                           (57)                               (65)
                                                      --------                           --------
Loss Before Benefit for
   Income Taxes                                           (235)                               (41)
Benefit for Income Taxes                                    --                                 13
                                                      --------                           --------
Net Loss                                              $   (235)                          $    (28)
                                                      ========                           ========

Basic and Diluted Loss Per Share                      $  (0.17)                          $  (0.02)
                                                      ========                           ========


Weighted Average Number of
Shares Outstanding                                       1,383                              1,383
                                                      ========                           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                         Benthos, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                  Quarter Ended
                                                                  December 31, 2002           December 31, 2001
                                                                  -----------------           -----------------
Cash Flows from Operating Activities:

Net Loss                                                             $    (235)                   $    (28)

Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                         171                         206
Changes in Assets and Liabilities:
     Accounts Receivable                                                    44                        (694)
     Inventories                                                           366                         855
     Prepaid Expenses and Other Current Assets                              50                         (25)
     Accounts Payable and Accrued Expenses                                   3                        (104)
     Customer Deposits and Deferred Revenue                               (196)                        180
                                                                     ---------                    --------
Net Cash Provided by Operating Activities                                  203                         390
                                                                     ---------                    --------


Cash Flows from Investing Activities:
     Purchases of Property, Plant and Equipment                            (52)                        (39)
     Increase in Other Assets                                               (3)                        (87)
                                                                     ---------                    --------
Net Cash Used in Investing Activities                                      (55)                       (126)
                                                                     ---------                    --------


Cash Flows from Financing Activities:
     Payments on Line of Credit                                            ---                        (100)
     Payments on Long-Term Debt                                           (197)                       (196)
                                                                     ---------                    --------
Net Cash Used in Financing Activities                                     (197)                       (296)
                                                                     ---------                    --------


Net Decrease in Cash and Cash Equivalents                                  (49)                        (32)

Cash and Cash Equivalents, Beginning of Period                              76                          46
                                                                     ---------                    --------
Cash and Cash Equivalents, End of Period                             $      27                    $     14
                                                                     =========                    ========
Supplemental Disclosure of Cash Flow Information:
     Interest Paid                                                   $      58                    $     61
                                                                     =========                    ========
     Income Taxes Paid, Net                                          $       1                    $      6
                                                                     =========                    ========

See accompanying notes to Condensed Consolidated Financial Statements.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002, included in the Company's previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                December 31, 2002       September 30, 2002
                                -----------------       ------------------

      Raw Materials                  $   332                 $    317

      Work-in-Process                  2,488                    2,869

      Finished Goods                      24                       24
                                     -------                 --------
                                     $ 2,844                 $  3,210
                                     =======                 ========

4. Assets Held for Sale

On November 1, 2002, the Company's Board of Directors approved management's plan to sell certain excess real estate owned by the Company. Accordingly, the Company has recently engaged a real estate broker to assist in the marketing of this property. The Company anticipates disposing of some of this property within fiscal 2003. The Company expects that the sale of such real estate, if completed, could generate a significant gain. A portion of the sale proceeds will be used to pay down the Company's term loan. The net book value of this property has been recorded as Assets Held for Sale in the accompanying condensed consolidated balance sheet as of December 31, 2002.

5. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

                                                    Quarter Ended December 31,
                                                    2002                  2001
                                                   -----                 -----
Basic weighted average common shares outstanding   1,383                 1,383
Weighted average common share equivalents             --                    --
                                                   -----                 -----
Diluted weighted average shares outstanding        1,383                 1,383
                                                   =====                 =====

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:


                                                    Quarter Ended December 31,
                                                    2002                  2001
                                                   -----                 -----
Options to purchase common stock                     415                   337
                                                   =====                 =====

6. Stock Options

At December 31, 2002, the Company had two stock based compensation plans (one employee and one non-employee director's plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," beginning in the quarter ending March 31, 2003, the Company will adopt the disclosure requirements of FASB No. 148.

7. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

                                               Quarter Ended December 31,
                                               2002                  2001
                                               ----                  ----

Sales to Unaffiliated Customers:
     Undersea Systems                        $   2,410            $   3,016
     Package Inspection Systems                  1,942                1,627
                                             ---------            ---------
     Total                                   $   4,352            $   4,643
                                             =========            =========

(Loss) Income from Operations:
     Undersea Systems                        $    (249)           $    (111)
     Package Inspection Systems                     71                  135
                                             ---------            ---------
     Total                                   $    (178)           $      24
                                             =========            =========

Identifiable Assets:
     Undersea Systems                        $   6,429            $   9,990
     Package Inspection Systems                  1,999                2,928
     Corporate Assets                            2,536                2,922
                                             ---------            ---------
     Total                                   $  10,964            $  15,840
                                             =========            =========

Depreciation:
     Undersea Systems                        $      79            $      83
     Package Inspection Systems                     49                   59
     Corporate Assets                               11                   13
                                             ---------            ---------
     Total                                   $     139            $     155
                                             =========            =========

Tax Benefit (Provision):
     Undersea Systems                        $      --                   34
     Package Inspection Systems                     --                  (40)
     Corporate Assets                               --                   19
                                             ---------            ---------
     Total                                   $      --            $      13
                                             =========            =========

Purchases of Fixed Assets:
     Undersea Systems                        $      24            $      20
     Package Inspection Systems                      8                    2
     Corporate Assets                                4                    2
                                             ---------            ---------
     Total                                   $      36            $      24
                                             =========            =========

Revenues by geographic area for the quarters ended December 31, 2002 and 2001 were as follows:


Geographic Area                       2002                 2001
                                   ----------           ----------

United States                      $    3,274           $    3,832
Other                                   1,078                  811
                                   ----------           ----------
Total                              $    4,352           $    4,643
                                   ==========           ==========

Revenues by product line within the Undersea Systems segment were as follows:

                                            Quarter Ended
                                             December 31,
                                      2002                2001
Product Line:                      ----------           ----------
Underwater Acoustics               $    1,165           $      890
Geophysical Exploration Equipment       1,002                1,524
Other Undersea Products                   243                  602
                                   ----------           ----------
Total                              $    2,410           $    3,016
                                   ==========           ==========

The Package Inspection Systems segment has only one product line.

8. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.25% at December 31, 2002) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. Principal payments under the term note will be $768 in each of the fiscal years 2003, 2004 and 2005, and $720 in fiscal 2006. The line of credit expires on January 31, 2004. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.25% at December 31, 2002) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of December 31, 2002. There were $400 in advances outstanding under the line of credit as of December 31, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2002, the Company was in compliance with these covenants.

9. New Accounting Standards

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it contracts to provide installation services. EITF Issue No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact of this EITF.

10. Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive loss other than net loss.

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates the Company's estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1. Revenue Recognition

The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. Multiple deliverable arrangements include arrangements which provide for the delivery of multiple products and/or the performance of multiple services and/or rights to use assets, where performance may occur at several different points in time or over different periods of time. The Company generally recognizes revenue from each of these elements separately.

2. Inventory Valuation

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

3. Warranty Reserves

The Company's warranties require it to repair or replace defective products returned to it during such warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter. During the first quarter of fiscal 2003, the Company reversed approximately $50 of a warranty reserve related to a specific warranty issue on an older model hydrophone. The reduction in warranty reserve was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

4. Goodwill

The goodwill associated with the Datasonics acquisition is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal 2002, the Company completed a valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units' book value. The valuation indicated that goodwill for the Undersea Systems business segment was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $2.1 million for the year ended September 30, 2002. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management's best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish market value for the Company's reporting units is based upon management's judgment.

Results of Operations -- First quarter of fiscal year 2003 compared with first quarter of fiscal year 2002.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

                                                                      Quarter Ended
                                                   December 31, 2002                  December 31, 2001
                                                   -----------------                  -----------------
                                                                       (unaudited)
Net Sales                                                  100.0%                             100.0%

Cost of Sales                                               64.7%                              65.7%
                                                   -------------                      -------------
Gross Profit                                                35.3%                              34.3%
Selling, General and Administrative Expenses                28.9%                              27.6%
Research and Development Expenses                            9.1%                               4.9%
Amortization of Acquired Intangibles                         1.4%                               1.3%
                                                   -------------                      -------------
(Loss) Income from Operations                               (4.1)%                               .5%
Interest Expense                                            (1.3)%                             (1.4)%
                                                   -------------                      -------------
 Loss Before Benefit
   for Income Taxes                                         (5.4)%                              (.9)%

Benefit for Income Taxes                                      -- %                               .3%
                                                   -------------                      -------------
Net Loss                                                    (5.4)%                              (.6)%
                                                   =============                      =============

Revenues by product line within the Undersea Systems segment were as follows:

                                                    Quarter Ended
                                                    December 31,
                                            2002                    2001
Product Line:                             --------                --------
Underwater Acoustics                      $  1,165                $    890
Geophysical Exploration Equipment            1,002                   1,524
Other Undersea Products                        243                     602
                                          --------                --------
Total                                     $  2,410                $  3,016
                                          ========                ========

The Package Inspection Systems segment has only one product line.

Sales. Net sales decreased by 6.3% in the first quarter of fiscal year 2003 to $4,352 as compared to $4,643 in the first quarter of fiscal year 2002. Sales of the Package Inspection Systems Division increased by 19.4% to $1,942 in the first quarter of fiscal year 2003 as compared to $1,627 in the first quarter of fiscal year 2002. The increase resulted largely from the timing of orders and increased market penetration. Sales of the Undersea Systems Division decreased by 20.1% to $2,410 in the first quarter of fiscal year 2003 as compared to $3,016 in the first quarter of fiscal year 2002. The decrease in sales was concentrated in the Geophysical Exploration Equipment product line and was a result of decreased industry demand for geophysical hydrophones for use in exploration by the oil and gas industries and in the Other Undersea Products where there was decreased demand for the Company's remotely operated vehicles (ROV's), as compared to the first quarter of fiscal year 2002.

Gross Profit. Gross Profit decreased by 3.4% to $1,536 for the first quarter of fiscal year 2003 as compared to $1,590 for the first quarter of fiscal year 2002. As a percentage of sales, gross profit was 35.3% in the first quarter of fiscal year 2003 as compared to 34.3% in the first quarter of fiscal year 2002. The increase in gross profit percentage is attributed primarily to the higher product mix of Package Inspection Systems Division products that provide higher gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 1.6% to $1,257 for the first quarter of fiscal year 2003 as compared to $1,278 in the first quarter of fiscal year 2002. As a percentage of sales, selling, general and administrative expenses increased to 28.9% in the first quarter of fiscal year 2003 as compared to 27.6% for the first quarter of fiscal year 2002. The increase in selling, general and administrative expenses as a percentage of sales is a result of decreased sales volume partially offset by decreased spending on selling, general and administrative expenses as compared to the first quarter of fiscal year 2002.

Research and Development Expenses. Research and development expenses increased 74.1% to $397 for the first quarter of fiscal year 2003 as compared to $228 in the first quarter of fiscal year 2002. As a percentage of sales, research and development expenses increased to 9.1% of sales in the first quarter of fiscal year 2003 from 4.9% in the first quarter of fiscal year 2002. The increase in the overall level of expenditures in the first quarter of fiscal year 2003 is a result of spending on more development projects than were active in the first quarter of fiscal year 2002 and is consistent with the Company's operational plans.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60 in the first quarters of fiscal years 2003 and 2002. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Expense. Interest Expense decreased to $57 in the first quarter of fiscal year 2003 as compared to $65 in the first quarter of fiscal year 2002. The decrease in interest expense dollars was a result of reduced interest rates and reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Benefit for Income Taxes. The benefit for income taxes decreased to $0 in the first quarter of fiscal year 2003 as compared to a benefit of $13 in the first quarter of fiscal year 2002. The effective tax rate used in the first quarter of fiscal year 2002 was 30.0%. The rate used in fiscal year 2002 is lower than the statutory rate due primarily to the benefit from the Company's Foreign Sales Corporation. In 2003, the Company has provided a valuation reserve against deferred tax assets generated. Accordingly, no benefit was recorded.

Liquidity and Capital Resources. The Company's cash and cash equivalents decreased $49 from September 30, 2002 to December 31, 2002. Cash of $203 was generated in operating activities, primarily the result of the net loss incurred during the quarter and a decrease in customer deposits and deferred revenue, offset by depreciation and amortization and a decrease in inventory. The Company has continued its focus on reducing inventory. The Company also used $55 and $197 of cash in its investing and financing activities, respectively. Investing activities represents primarily the purchase of capital equipment and financing activities represents the payment of the installment payments on the term note. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly payments of $197 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.25% at December 31, 2002) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. Principal payments under the term note will be $768 in each of the fiscal years 2003, 2004 and 2005, and $720 in fiscal 2006. The line of credit expires on January 31, 2004. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.25% at December 31, 2002) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of December 31, 2002. There were $400 in advances outstanding under the line of credit as of December 31, 2002. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2002, the Company was in compliance with these covenants.

The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through current cash balances, cash flow from operations, income tax refunds, and availability from its line of credit. In addition, management is actively pursuing the sale of certain excess real estate. It is expected that the sale of such real estate, if completed, could generate a significant gain. A portion of these sale proceeds will be used to pay down the Company's term loan.


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

Item 3.          Control and Procedures

         (a) Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Company's Chief Executive Office and Chief Financial Officer concluded that Company's disclosure controls and procedures are substantially effective for these purposes as of the date of the evaluation.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. "Internal controls" are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with generally accepted accounting principles.

Part II  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     The exhibits set forth in the
     Exhibit Index on the following
     page are filed herewith as a
     part of this report.

(b)  Reports on Form 8-K
     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BENTHOS, INC.

                                        By  /s/ Francis E. Dunne, Jr.
                                               Francis E. Dunne, Jr.
                                       Vice President, Chief Financial Officer,
                                                 and Treasurer
                                   (Principal Financial and Accounting Officer)
DATE: February 7, 2003

                                 CERTIFICATIONS

     I, Ronald L. Marsiglio, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Benthos, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in the quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003                         RONALD L. MARSIGLIO
                                          -----------------------------------
                                                  Ronald L. Marsiglio,
                                                  President and Chief
                                                  Executive Officer

     I, Francis E. Dunne, Jr., certify that:

     1.   I have reviewed this quarterly report on Form 10-KSB of Benthos, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in the quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003                      FRANCIS E. DUNNE, JR.,
                                     -----------------------------------
                                            Francis E. Dunne, Jr.,
                                              Vice President, Chief
                                              Financial Officer and
                                              Treasurer

STATEMENT PURSUANT TO 18 U.S.C.(S)1350

Pursuant to 18 U.S.C.(S)1350, each of the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Benthos, Inc.


DATE: February 7, 2003                By  /s/ Ronald L. Marsiglio
                                             Ronald L. Marsiglio
                                     President, Chief Executive Officer,
                                           and Director



DATE: February 7, 2003                By  /s/ Francis E. Dunne, Jr.
                                             Francis E. Dunne, Jr.
                                     Vice President, Chief Financial Officer,
                                               and Treasurer
                                (Principal Financial and Accounting Officer)

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

10.10      Second Amendment to Employee Stock Ownership Plan (8)

10.11      Third Amendment to Employee Stock Ownership Plan (8)

10.12      Fourth Amendment to Employee Stock Ownership Plan (11)

10.13      Fifth Amendment to Employee Stock Ownership Plan (11)

10.14 Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

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

10.20      First Amendment to 1999 401(k) Retirement Plan (11)

10.21      Second Amendment to 1999 401(k) Retirement Plan (11)

10.22      Third Amendment to 1999 401(k) Retirement Plan (14)

10.23      Supplemental Executive Retirement Plan (1)

10.24      1990 Stock Option Plan (1)

10.25      Stock Option Plan for Non-Employee Directors (1)

10.26      1998 Non-Employee Directors' Stock Option Plan (4)

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

10.36      Second Amendment to Credit Agreement dated December 12, 2001. (17)

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

10.42 Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.43 Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

21         Subsidiaries of the Registrant (19)

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

           (19) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.