Form 10QSB
period 2003-03-31
BENTHOS INC
filed 2003-05-14
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number 0-29024

BENTHOS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Massachusetts	04-2381876
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

49 Edgerton Drive, North Falmouth, Massachusetts	02556
(Address of Principal Executive Offices)

(508) 563-1000

Issuer’s Telephone Number Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3	1,383,102
(Class)	(Outstanding stock at May 2, 2003)

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE SECOND QUARTER AND SIX MONTHS ENDED

MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2003	September 30, 2002
Assets
Current Assets:
Cash and Cash Equivalents	$25	$76
Accounts Receivable, Net	2,848	2,871
Inventories	2,918	3,210
Refundable Income Taxes	3	393
Prepaid Expenses and Other Current Assets	127	148
Deferred Tax Asset	1,500	1,500
Assets Held for Sale	187	—

Total Current Assets	7,608	8,198
Property, Plant and Equipment, Net	1,217	1,599
Goodwill	576	576
Acquired Intangible Assets, Net	576	695
Other Assets, Net	512	521

	$10,489	$11,589

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$786	$786
Line of Credit	350	400
Accounts Payable	1,929	1,866
Accrued Expenses	1,360	1,503
Customer Deposits and Deferred Revenue	238	540

Total Current Liabilities	4,663	5,095

Long-Term Debt, Net of Current Portion	1,899	2,292

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value — Authorized—7,500 Shares Issued—1,653 Shares at March 31, 2003 and September 30, 2002	110	110
Capital in Excess of Par Value	1,569	1,569
Retained Earnings	2,879	3,154
Treasury Stock, at Cost—270 shares at March 31, 2003 and September 30, 2002	(631)	(631)

Total Stockholders’ Investment	3,927	4,202

	$10,489	$11,589

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net Sales	$4,419	$3,670	$8,771	$8,313
Cost of Sales	2,635	2,610	5,451	5,663

Gross Profit	1,784	1,060	3,320	2,650
Selling, General & Administrative Expenses	1,283	1,245	2,540	2,523
Research and Development Expenses	426	465	823	693
Amortization of Acquired Intangibles	59	59	119	119

Income (Loss) from Operations	16	(709)	(162)	(685)
Interest Expense	(56)	(65)	(113)	(130)

Loss before Benefit for Income Taxes	(40)	(774)	(275)	(815)
Benefit for Income Taxes	—	(232)	—	(245)

Net Loss	$(40)	$(542)	$(275)	$(570)

Basic and Diluted Loss Per Share	$(0.03)	$(0.39)	$(0.20)	$(0.41)

Weighted Average Number of Shares Outstanding	1,383	1,383	1,383	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2003	March 31, 2002
Cash Flows from Operating Activities:
Net Loss	$(275)	$(570)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	346	415
Changes in Assets and Liabilities:
Accounts Receivable	23	(177)
Inventories	292	(113)
Refundable Income Taxes	390	627
Prepaid Expenses and Other Current Assets	21	(67)
Accounts Payable and Accrued Expenses	(80)	535
Customer Deposits and Deferred Revenue	(302)	223

Net Cash Provided by Operating Activities	415	873

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(24)	(44)
Decrease (Increase) in Other Assets	1	(86)

Net Cash Used in Investing Activities	(23)	(130)

Cash Flows from Financing Activities:
Payments on Line of Credit	(50)	(375)
Payments on Long-Term Debt	(393)	(392)

Net Cash Used in Financing Activities	(443)	(767)

Net Decrease in Cash and Cash Equivalents	(51)	(24)
Cash and Cash Equivalents, Beginning of Period	76	46

Cash and Cash Equivalents, End of Period	$25	$22

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$114	$129

Income Taxes Paid, Net	$(387)	$(680)

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended March 31, 2003, the Company reclassified $187 of Property, Plant and Equipment to Assets Held for Sale.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002, included in the Company’s previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2003	September 30, 2002
Raw Materials	$334	$317
Work-in-Process	2,555	2,869
Finished Goods	29	24

	$2,918	$3,210

4. Accounts Receivable and Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the actual collections experience changes, revisions to the Company’s allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any one of the customers, or any other matters affecting the collectibility of amounts due from such customers, could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

5. Assets Held for Sale

On November 1, 2002, the Company’s Board of Directors approved management’s plan to sell certain excess real estate owned by the Company. The Company has entered into an agreement to sell a portion of the excess real estate for a gross sales price of $2.5 million. There are several contingencies related to the transaction and all of the contingency periods have not yet expired. The Company expects that the sale of such real estate, if completed, could generate a significant gain during fiscal 2003. A portion of the sale proceeds will be used to pay down the Company’s term loan. The net book value of this property, $187, has been recorded as Assets Held for Sale in the accompanying condensed consolidated balance sheet as of March 31, 2003.

6. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Quarter Ended March 31,		Six Months Ended March 31
	2003	2002	2003	2002
Basic weighted average common shares outstanding	1,383	1,383	1,383	1,383
Weighted average common share equivalents	—	—	—	—

Diluted weighted average shares outstanding	1,383	1,383	1,383	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Quarter Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Options to purchase common stock	415	383	401	360

7. Stock Options

At March 31, 2003, the Company had two stock-based compensation plans (one employee and one non-employee director’s plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.

The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The weighted average assumptions used were as follows:

	2003	2002
Risk-free interest rate	3.52% - 3.58%	4.66% - 4.86%
Expected dividend yield	—	—
Expected life (in years)	7	7
Expected volatility	40%	40%

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the periods shown below would have been as follows:

	Quarter Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss as reported:	$(40)	$(542)	$(275)	$(570)

Add:
Stock-based employee compensation expense Included in net loss, net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(60)	(70)	(118)	(132)

Pro forma net loss	$(100)	$(612)	$(393)	$(702)

Basic and diluted loss per share
As reported	$(0.03)	$(0.39)	$(0.20)	$(0.41)
Pro forma	$(0.07)	$(0.44)	$(0.28)	$(0.51)

8. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Quarter Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Sales to Unaffiliated Customers:
Undersea Systems	$2,399	$1,975	$4,809	$4,991
Package Inspection Systems	2,020	1,695	3,962	3,322

Total	$4,419	$3,670	$8,771	$8,313

Income (Loss) from Operations:
Undersea Systems	$(65)	$(790)	$(314)	$(901)
Package Inspection Systems	81	81	152	216

Total	$16	$(709)	$(162)	$(685)

Identifiable Assets:
Undersea Systems			$6,481	$9,990
Package Inspection Systems			1,840	2,928
Corporate Assets			2,168	2,922

Total			$10,489	$15,840

Depreciation:
Undersea Systems	$81	$77	$160	$160
Package Inspection Systems	46	39	95	98
Corporate Assets	11	13	22	26

Total	$138	$129	$277	$284

Tax Benefit (Provision):
Undersea Systems	$—	$237	$—	$271
Package Inspection Systems	—	(24)	—	(64)
Corporate Assets	—	19	—	38

Total	$—	$232	$—	$245

Purchases of Fixed Assets:
Undersea Systems	$2	$17	$26	$37
Package Inspection Systems	1	3	9	5
Corporate Assets	—	2	4	4

Total	$3	$22	$39	$46

Revenues by geographic area for the quarters ended March 31, 2003 and 2002 were as follows:

	Quarter Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Geographic Area:
United States	$2,927	$2,224	$6,201	$6,057
Other	1,492	1,446	2,570	2,256

Total	$4,419	$3,670	$8,771	$8,313

Revenues by product line within the Undersea Systems segment were as follows:

	Quarter Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Product Line:
Underwater Acoustics	$1,102	$686	$2,267	$1,576
Geophysical Exploration Equipment	1,019	889	2,020	2,413
Other Undersea Products	278	400	522	1,002

Total	$2,399	$1,975	$4,809	$4,991

The Package Inspection Systems segment has only one product line.

9. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.25% at March 31, 2003) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. Principal payments under the term note will be $393 for the second half of fiscal year 2003, $786 in each of the fiscal years 2004 and 2005, and $720 in fiscal 2006. The line of credit expires on January 31, 2004. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.25% at March 31, 2003) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of March 31, 2003. There were $350 in advances outstanding under the line of credit as of March 31, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2003, the Company was in compliance with these covenants.

10. New Accounting Standards

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after March 31, 2003, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it contracts to provide installation services. EITF Issue No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact of this EITF.

11. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive loss other than net loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates the Company’s estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

2. Inventory Valuation

The Company values its inventory at the lower of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results. In the second quarter of fiscal year 2003, the Company reviewed its inventories and reserve position and reduced inventory reserves by $125.

3. Warranty Reserves

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

Results of Operations—Second quarter of fiscal year 2003 compared with second quarter of fiscal year 2002.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

	Quarter Ended
	March 31, 2003	March 31, 2002
	(unaudited)
Net Sales	100.0%	100.0%

Cost of Sales	59.6%	71.1%

Gross Profit	40.4%	28.9%
Selling, General and Administrative Expenses	29.0%	33.9%
Research and Development Expenses	9.6%	12.7%
Amortization of Acquired Intangibles	1.4%	1.6%

Income (Loss) from Operations	.4%	(19.3)%
Interest Expense	(1.3)%	(1.8)%

Loss Before Benefit for Income Taxes	(.9)%	(21.1)%

Benefit for Income Taxes	—%	(6.3)%

Net Loss	(.9)%	(14.8)%

Revenues by product line within the Undersea Systems segment were as follows:

	Quarter Ended March 31,
	2003	2002
Product Line:
Underwater Acoustics	$1,102	$686
Geophysical Exploration Equipment	1,019	889
Other Undersea Products	278	400

Total	$2,399	$1,975

The Package Inspection Systems segment has only one product line.

Sales. Net sales increased by 20.4% in the second quarter of fiscal year 2003 to $4,419 as compared to $3,670 in the second quarter of fiscal year 2002. Sales of the Package Inspection Systems Division increased by 19.2% to $2,020 in the second quarter of fiscal year 2003 as compared to $1,695 in the second quarter of fiscal year 2002. The increase resulted largely from the timing of orders, increased market penetration, and new products. Sales of the Undersea Systems Division increased by 21.5% to $2,399 in the second quarter of fiscal year 2003 as compared to $1,975 in the second quarter of fiscal year 2002. The increase in sales was concentrated in the Underwater Acoustics product line resulting from increased industry demand for acoustic releases and underwater locator products, and in the Geophysical Exploration Equipment product line, resulting from increased demand for side scan sonar systems and geophysical hydrophones for use in exploration by the oil and gas industries. These sales gains were offset by a decrease in the Other Undersea Products product line related to the sale by the Company of its Imaging products line in the second quarter of fiscal year 2002. During the fiscal quarter ended March 31, 2003, approximately 10% of the Company’s sales were to a single customer.

Gross Profit. Gross Profit increased by 68.3% to $1,784 for the second quarter of fiscal year 2003 as compared to $1,060 for the second quarter of fiscal year 2002. As a percentage of sales, gross profit was 40.4% in the second quarter of fiscal year 2003 as compared to 28.9% in the second quarter of fiscal year 2002. The increase in gross profit percentage is attributed primarily to the higher sales volume, improved gross margins in the products of the Undersea Systems Division, and a reduction of $125 in inventory reserves in the second quarter of fiscal year 2003 as a result of decreased inventories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 3.1% to $1,283 for the second quarter of fiscal year 2003 as compared to $1,245 in the second quarter of fiscal year 2002. As a percentage of sales, selling, general and administrative expenses decreased to 29.0% in the second quarter of fiscal year 2003 as compared to 33.9% for the second quarter of fiscal year 2002. The decrease in selling, general and administrative expenses as a percentage of sales is a result of increased sales volume partially offset by increased spending on selling, general and administrative expenses as compared to the second quarter of fiscal year 2002.

Research and Development Expenses. Research and development expenses decreased 8.4% to $426 for the second quarter of fiscal year 2003 as compared to $465 in the second quarter of fiscal year 2002. As a percentage of sales, research and development expenses decreased to 9.6% of sales in the second quarter of fiscal year 2003 from 12.7% in the second quarter of fiscal year 2002. The decrease in the overall level of expenditures in the second quarter of fiscal year 2003 is a result of spending on fewer development projects than were active in the second quarter of fiscal year 2002 and is consistent with the Company’s operational plans.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $59 in the second quarters of fiscal years 2003 and 2002. The amortization of acquired intangibles related to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Expense. Interest Expense decreased to $56 in the second quarter of fiscal year 2003 as compared to $65 in the second quarter of fiscal year 2002. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Benefit for Income Taxes. The benefit for income taxes decreased to $0 in the second quarter of fiscal year 2003 as compared to a benefit of $232 in the second quarter of fiscal year 2002. The effective tax rate used in the second quarter of fiscal year 2002 was 30.0%. The rate used in fiscal year 2002 is lower than the statutory rate due primarily to the benefit from the Company’s Foreign Sales Corporation. In 2003, the Company has provided a valuation reserve against deferred tax assets generated. Accordingly, no benefit was recorded.

Results of Operations—Six months of fiscal year 2003 compared with six months of fiscal year 2002.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Earnings items to total sales:

	Six Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)
Net Sales	100.0%	100.0%

Cost of Sales	62.1%	68.1%

Gross Profit	37.9%	31.9%
Selling, General and Administrative Expenses	29.0%	30.4%
Research and Development Expenses	9.4%	8.3%
Amortization of Acquired Intangibles	1.3%	1.4%

Loss from Operations	(1.8)%	(8.2)%
Interest Expense	(1.3)%	(1.6)%

Loss Before Benefit for Income Taxes	(3.1)%	(9.8)%

Benefit for Income Taxes	—%	(2.9)%

Net Loss	(3.1)%	(6.9)%

Revenues by product line within the Undersea Systems segment were as follows:

	Six Months Ended March 31,
	2003	2002
Product Line:
Underwater Acoustics	$2,267	$1,576
Geophysical Exploration Equipment	2,020	2,413
Other Undersea Products	522	1,002

Total	$4,809	$4,991

The Package Inspection Systems segment has only one product line.

Sales. Net sales increased by 5.5% in the first six months of fiscal year 2003 to $8,771 as compared to $8,313 in the first six months of fiscal year 2002. Sales of the Package Inspection Systems Division increased by 19.3% to 3,962 in the first six months of fiscal year 2003 as compared to $3,322 in the first six months of fiscal year 2002. The increase resulted largely from the timing of orders, increased market penetration, and new products. Sales of the Undersea Systems Division decreased by 3.6% to $4,809 in the first six months of fiscal year 2003 as compared to $4,991 in the first six months of fiscal year 2002. The decrease in sales was concentrated in the Geophysical Exploration Equipment product line and was a result of decreased industry demand for geophysical hydrophones for use in exploration by the oil and gas industries, and in the Other Undersea Products line related to the sale by the Company of its Imaging products line in the second quarter of fiscal year 2002 and to decreased demand for the Company’s remotely operated vehicles (ROVs), as compared to the first six months of fiscal year 2002. These decreases were largely offset by increased demand for the Company’s Underwater Acoustics products. During the six months ended March 31, 2003, approximately 10% of the Company’s sales were to a single customer.

Gross Profit. Gross Profit increased by 25.3% to $3,320 for the first six months of fiscal year 2003 as compared to $2,650 for the first six months of fiscal year 2002. As a percentage of sales, gross profit was 37.9% in the first six months of fiscal year 2003 as compared to 31.9% in the first six months of fiscal year 2002. The increase in gross profit percentage is attributed primarily to the higher sales volume, improved gross margins in the products of the Undersea Systems Division, and a reduction of $75 in inventory reserves in fiscal year 2003 as a result of decreased inventories as compared to the first six months of fiscal year 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 0.1% to $2,540 for the first six months of fiscal year 2003 as compared to $2,523 in the first six months of fiscal year 2002. As a percentage of sales, selling, general and administrative expenses decreased to 29.0% in the first six months of fiscal year 2003 as compared to 30.4% for the first six months of fiscal year 2002. The decrease in selling, general and administrative expenses as a percentage of sales is a result of increased sales volume partially offset by slightly increased spending on selling, general and administrative expenses as compared to the first six months of fiscal year 2002.

Research and Development Expenses. Research and development expenses increased 18.8% to $823 for the first six months of fiscal year 2003 as compared to $693 in the first six months of fiscal year 2002. As a percentage of sales, research and development expenses increased to 9.4% of sales in the first six months of fiscal year 2003 from 8.3% in the first six months of fiscal year 2002. The increase in the overall level of expenditures in the first six months of fiscal year 2003 is a result of accelerated efforts to complete the design and development of several projects and is consistent with the Company’s operational plans.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $119 in the first six months of fiscal years 2003 and 2002. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Expense. Interest Expense decreased to $113 in the first six months of fiscal year 2003 as compared to $130 in the first six months of fiscal year 2002. The decrease in interest expense dollars was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Benefit for Income Taxes. The benefit for income taxes decreased to $0 in the first six months of fiscal year 2003 as compared to a benefit of $245 in the first six months of fiscal year 2002. The effective tax rate used in the second quarter of fiscal year 2002 was 30.0%. The rate used in fiscal year 2002 is lower than the statutory rate due primarily to the benefit from the Company’s Foreign Sales Corporation. In 2003, the Company has provided a valuation reserve against deferred tax assets generated. Accordingly, no benefit was recorded.

Liquidity and Capital Resources. The Company’s cash and cash equivalents decreased $51 from September 30, 2002 to March 31, 2003. Cash of $415 was generated in operating activities, primarily the result of the net loss incurred during the first six months and a decrease in customer deposits and deferred revenue and accounts payable and accrued expenses, offset by depreciation and amortization and a decrease in both inventory and refundable income taxes. The Company has continued its focus on reducing inventory. The Company used $23 and $443 in its investing and financing activities, respectively. Investing activities represents primarily the purchase of property, plant, and equipment and financing activities represents the payment of the installment payments on the term note and the line of credit. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly payments of $197 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.25% at March 31, 2003) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. Principal payments under the term note will be $ 393 for the second half of fiscal year 2003, $786 in each of the fiscal years 2004 and 2005, and $720 in fiscal 2006. The line of credit expires on January 31, 2004. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.25% at March 31, 2003) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of March 31, 2003. There were $350 in advances outstanding under the line of credit as of March 31, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2003, the Company was in compliance with these covenants.

The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through current cash balances, cash flow from operations, income tax refunds, and availability from its line of credit. In addition, management is actively pursuing the sale of certain excess real estate. On November 1, 2002, the Company’s Board of Directors approved management’s plan to sell certain excess real estate owned by the Company. The Company has entered into an agreement to sell a portion of the excess real estate for a gross sales price of $2.5 million. There are several contingencies related to the transaction and all of the contingency periods have not yet expired. The Company expects that the sale of such real estate, if completed, could generate a significant gain during fiscal 2003. A portion of the sale proceeds will be used to pay down the Company’s term loan.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this Quarterly Report on Form 10-QSB and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing, potential tax disputes, contractual contingencies affecting asset sales, and level of success in implementing inventory reduction programs, as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

Part II—OTHER INFORMATION

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

DATE: May 13, 2003

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

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ RONALD L. MARSIGLIO
Ronald L. Marsiglio, President and Chief Executive Officer

I, Francis E. Dunne, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Benthos, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ FRANCIS E. DUNNE, JR.,
Francis E. Dunne, Jr., Vice President, Chief Financial Officer and Treasurer

BENTHOS, INC.

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Organization(1)

3.2	Articles of Amendment dated April 28, 1997(2)

3.3	Articles of Amendment dated April 20, 1998(5)

3.4	By-Laws(1)

3.5	By-Law Amendments adopted January 23, 1998(4)

4.1	Common Stock Certificate(1)

10.1	Employment Contract with Samuel O. Raymond(1)

10.2	Amendment to Employment Contract with Samuel O. Raymond(2)

10.3	Employment Contract with John L. Coughlin(1)

10.4	Amended and Restated Employment Agreement with John L. Coughlin(10)

10.5	Severance Agreement with John L. Coughlin(13)

10.6	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001(15)

10.7	Employment Agreement with Francis E. Dunne, Jr.(11)

10.8	Employment Agreement with James R. Kearbey dated as of January 1, 2003.

10.9	Employee Stock Ownership Plan(1)

10.10	First Amendment to Employee Stock Ownership Plan(2)

10.11	Second Amendment to Employee Stock Ownership Plan(8)

10.12	Third Amendment to Employee Stock Ownership Plan(8)

10.13	Fourth Amendment to Employee Stock Ownership Plan(11)

10.14	Fifth Amendment to Employee Stock Ownership Plan(11)

10.15	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002(19)

10.16	401(k) Retirement Plan (1993)(1)

10.17	First Amendment to 401(k) Retirement Plan(2)

10.18	Second Amendment to 401(k) Retirement Plan(2)

10.19	Third Amendment to 401(k) Retirement Plan(3)

10.20	401(k) Retirement Plan (1999)(8)

10.21	First Amendment to 1999 401(k) Retirement Plan(11)

10.22	Second Amendment to 1999 401(k) Retirement Plan(11)

10.23	Third Amendment to 1999 401(k) Retirement Plan(14)

10.24	Supplemental Executive Retirement Plan(1)

10.25	1990 Stock Option Plan(1)

10.26	Stock Option Plan for Non-Employee Directors(1)

10.27	1998 Non-Employee Directors’ Stock Option Plan(4)

10.28	Benthos, Inc. 2000 Stock Incentive Plan(9)

10.29	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993(1)

10.30	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994(1)

10.31	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996(3)

10.32	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996(1)

10.33	Line of Credit Loan Agreement between the Company and

2

Cape Cod Bank and Trust Company dated September 24, 1990, as amended(1)

10.34	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994(1)

10.35	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999(8)

10.36	First Amendment to Credit Agreement dated March 23, 2001(14)

10.37	Second Amendment to Credit Agreement dated December 12, 2001(17)

10.38	Third Amendment to Credit Agreement dated January 29, 2003.

10.39	License Agreement between the Company and Optikos Corporation dated July 29, 1997(3)

10.40	Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996(6)

10.41	Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998(6)

10.42	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta(7)

10.43	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc.(16)

10.44	Amendment of Settlement Agreement and General Release dated June 10, 2002.(19)

10.45	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002(18)

10.46	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003.

21	Subsidiaries of the Registrant(19)

99	Statement Pursuant to 18 U.S.C. §1350

3

(1)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. O-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. O-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. O-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. O-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.

4

(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.

5