Form 10QSB
period 2003-06-30
BENTHOS INC
filed 2003-08-13
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 0-29024

BENTHOS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2381876
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

49 Edgerton Drive, North Falmouth, Massachusetts 02556

(Address of Principal Executive Offices)

508-563-1000

Issuer’s Telephone Number Including Area Code

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

(Class)	(Outstanding stock at August 8, 2003)
Common Stock par value $.06 2/3	1,383,102

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE THIRD QUARTER AND NINE MONTHS ENDED

JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2003	September 30, 2002
Assets
Current Assets:
Cash and Cash Equivalents	$13	$76
Accounts Receivable, Net	2,231	2,871
Inventories	3,149	3,210
Refundable Income Taxes	—	393
Prepaid Expenses and Other Current Assets	109	148
Deferred Tax Asset	1,115	1,500
Assets Held for Sale	187	—

Total Current Assets	6,804	8,198

Property, Plant and Equipment, Net	1,397	1,599
Goodwill	576	576
Acquired Intangible Assets, Net	516	695
Other Assets, Net	509	521

	$9,802	$11,589

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$786	$786
Line of Credit	350	400
Accounts Payable	1,459	1,866
Accrued Expenses	1,274	1,503
Customer Deposits and Deferred Revenue	278	540

Total Current Liabilities	4,147	5,095

Long-Term Debt, Net of Current Portion	1,702	2,292

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value-Authorized – 7,500 Shares Issued – 1,653 Shares at June 30, 2003 and September 30, 2002	110	110
Capital in Excess of Par Value	1,569	1,569
Retained Earnings	2,905	3,154
Treasury Stock, at Cost – 270 shares at June 30, 2003 and September 30, 2002	(631)	(631)

Total Stockholders’ Investment	3,953	4,202

	$9,802	$11,589

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$4,406	$6,132	$13,177	$14,445

Cost of Sales	2,625	3,836	8,076	9,499

Gross Profit	1,781	2,296	5,101	4,946

Selling, General & Administrative Expenses	1,205	1,374	3,745	3,897
Research and Development Expenses	444	304	1,267	997
Amortization of Acquired Intangibles	60	60	179	179

Income (Loss) from Operations	72	558	(90)	(127)

Interest Income	2	2	2	2
Interest Expense	(48)	(62)	(161)	(192)

Income (Loss) before Provision (Benefit) for Income Taxes	26	498	(249)	(317)
Provision (Benefit) for Income Taxes	—	149	—	(96)

Net Income (Loss)	$26	$349	$(249)	$(221)

Basic Income (Loss) Per Share	$0.02	$0.25	$(0.18)	$(0.16)

Diluted Income (Loss) Per Share	$0.02	$0.25	$(0.18)	$(0.16)

Weighted Average Common Shares Outstanding	1,383	1,383	1,383	1,383

Weighted Average Common Shares Outstanding, Assuming Dilution	1,391	1,416	1,383	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities:

Net Loss	$(249)	$(221)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	540	533
Changes in Assets and Liabilities:
Accounts Receivable	640	69
Inventories	61	995
Refundable Income Taxes	393	627
Prepaid Expenses and Other Current Assets	(148)	(13)
Deferred Tax Asset	385	—
Accounts Payable and Accrued Expenses	(821)	(733)
Customer Deposits and Deferred Revenue	(77)	162

Net Cash Provided by Operating Activities	724	1,419

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(147)	(148)
Increase in Other Assets	—	(87)

Net Cash Used in Investing Activities	(147)	(235)

Cash Flows from Financing Activities:
Payments on Line of Credit	(50)	(500)
Payments on Long-Term Debt	(590)	(589)

Net Cash Used in Financing Activities	(640)	(1,089)

Net (Decrease) Increase in Cash and Cash Equivalents	(63)	95

Cash and Cash Equivalents, Beginning of Period	76	46

Cash and Cash Equivalents, End of Period	$13	$141

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$162	$191

Income Taxes Paid, Net	$(774)	$(680)

Supplemental disclosure of non-cash investing and financing activities:

During the Nine Months ended June 30, 2003, the Company reclassified $187 of Property, Plant and Equipment to Assets Held for Sale.

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

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2003	September 30, 2002
Raw Materials	$314	$317

Work-in-Process	2,800	2,869

Finished Goods	35	24

	$3,149	$3,210

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

5. Assets Held for Sale

On November 1, 2002, the Company’s Board of Directors approved management’s plan to sell certain excess real estate owned by the Company. The Company has entered into an agreement to sell two portions of the excess real estate for a gross sales price of $2.5 million. There are several contingencies related to the transactions and all of the contingency periods have not yet expired. The Company expects that the sale of one portion of such real estate, if completed, could generate a significant gain during fiscal 2003. A portion of the sale proceeds will be used to pay down the Company’s term loan. The net book value of both portions of this property, $187, has been recorded as Assets Held for Sale in the accompanying condensed consolidated balance sheet as of June 30, 2003.

6. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	1,383	1,383	1,383	1,383
Weighted average common share equivalents	8	33	—	—

Diluted weighted average shares outstanding	1,391	1,416	1,383	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Options to purchase common stock	323	205	375	364

7. Stock Options

At June 30, 2003, the Company had two stock-based compensation plans (one employee and one non-employee director’s plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.

The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The weighted average assumptions used were as follows:

	2003	2002
Risk-free interest rate	3.49% - 3.58%	4.66% -4.86%

Expected dividend yield	—	—

Expected life (in years)	7	7

Expected volatility	40%	40%

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the periods shown below would have been as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported:	$26	$349	$(249)	$(221)

Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(62)	(64)	(180)	(196)

Pro forma net loss (income)	$(36)	$285	$(429)	$(417)

Basic income (loss) per share
As reported	$0.02	$0.25	$(0.18)	$(0.16)

Pro forma	$(0.03)	$0.21	$(0.31)	$(0.30)

Diluted income (loss) per share
As reported	$0.02	$0.25	$(0.18)	$(0.16)

Pro forma	$(0.03)	$0.20	$(0.31)	$(0.30)

8. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Sales to Unaffiliated Customers:
Undersea Systems	$2,652	$4,669	$7,461	$9,660
Package Inspection Systems	1,754	1,463	5,716	4,785

Total	$4,406	$6,132	$13,177	$14,445

Income (Loss) from Operations:
Undersea Systems	$48	$548	$(266)	$(353)
Package Inspection Systems	24	10	176	226

Total	$72	$558	$(90)	$(127)

Identifiable Assets:
Undersea Systems			$6,081	$9,410
Package Inspection Systems			1,976	2,381
Corporate Assets			1,745	2,416

Total			$9,802	$14,207

Depreciation:
Undersea Systems	$81	$81	$241	$241
Package Inspection Systems	69	46	164	144
Corporate Assets	11	13	33	39

Total	$161	$140	$438	$424

Tax Provision (Benefit):
Undersea Systems	$—	$164	$—	$(107)
Package Inspection Systems	—	3	—	67
Corporate	—	(18)	—	(56)

Total	$—	$149	$—	$(96)

Purchases of Fixed Assets:
Undersea Systems	$24	$25	$50	$62
Package Inspection Systems	13	1	22	6
Corporate	67	2	71	6

Total	$104	$28	$143	$74

Revenues by geographic area for the quarters and nine months ended June 30, 2003 and 2002 were as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Geographic Area:
United States	$3,030	$2,735	$9,231	$8,792
Malaysia	—	2,183	—	2,278
Other	1,376	1,214	3,946	3,375

Total	$4,406	$6,132	$13,177	$14,445

Revenues by product line within the Undersea Systems segment were as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Product Line:
Underwater Acoustics	$1,302	$1,210	$3,569	$2,786
Geophysical Exploration Equipment	908	891	2,929	3,304
Other Undersea Products	442	2,568	963	3,570

Total	$2,652	$4,669	$7,461	$9,660

The Package Inspection Systems segment has only one product line.

9. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.00% at June 30, 2003) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. Principal payments under the term note will be $197 for the last quarter of fiscal year 2003, $786 in each of the fiscal years 2004 and 2005, and $719 in fiscal 2006. The line of credit expires on January 31, 2004. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.00% at June 30, 2003) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $588 as of June 30, 2003. There were $350 in advances outstanding under the line of credit as of June 30, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of June 30, 2003, the Company was not in compliance with the debt service covenant. In July 2003, the Company received a waiver of this default. The Company believes that based on its internal forecasts for the fourth quarter of fiscal year 2003, it will be in compliance with the financial covenants for the remainder of fiscal year 2003 and will not need any additional waivers from the bank. Therefore, the Company has classified the debt outstanding under the term loan that is due after June 30, 2004 as long term in the accompanying financial statements.

10. New Accounting Standards

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after June 30, 2003, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it contracts to provide installation services. EITF Issue No. 00-21 is effective for the Company beginning July 1, 2003. The Company has not completed the evaluation of the impact of this EITF.

11. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

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

1. Revenue Recognition

The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. Multiple deliverable arrangements include arrangements that provide for the delivery of multiple products and/or the performance of multiple services and/or rights to use assets, where performance may occur at several different points in time or over different periods of time. The Company generally recognizes revenue from each of these elements separately.

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

Results of Operations – Third quarter of fiscal year 2003 compared with third quarter of fiscal year 2002.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Quarter Ended
	June 30, 2003	June 30, 2002
	(unaudited)
Net Sales	100.0%	100.0%

Cost of Sales	59.6%	62.6%

Gross Profit	40.4%	37.4%
Selling, General and Administrative Expenses	27.3%	22.4%
Research and Development Expenses	10.1%	4.9%
Amortization of Acquired Intangibles	1.4%	1.0%

Income from Operations	1.6%	9.1%
Interest Income	—%	—%
Interest Expense	(1.0)%	(1.0)%

Income Before Provision for Income Taxes	.6%	8.1%

Provision for Income Taxes	—%	2.4%

Net Income	.6%	5.7%

Revenues by product line within the Undersea Systems segment were as follows:

	Quarter Ended June 30,
	2003	2002
Product Line:
Underwater Acoustics	$1,302	$1,210
Geophysical Exploration Equipment	908	891
Other Undersea Products	442	2,568

Total	$2,652	$4,669

The Package Inspection Systems segment has only one product line.

Sales. Net sales decreased by 28.1% in the third quarter of fiscal year 2003 to $4,406 as compared to $6,132 in the third quarter of fiscal year 2002. Sales of the Package Inspection Systems Division increased by 19.9% to $1,754 in the third quarter of fiscal year 2003 as compared to $1,463 in the third quarter of fiscal year 2002. The increase resulted largely from the timing of orders, increased market penetration, and new products. Sales of the Undersea Systems Division decreased 43.2% to $2,652 in the third quarter of fiscal year 2003 as compared to $4,669 in the third quarter of fiscal year 2002. The decrease in sales was concentrated in the Other Undersea Products product line resulting from a multi-million dollar order for remotely operated vehicles (ROV’s) in the third quarter of fiscal year 2002 which was not repeated in the third quarter of fiscal year 2003. These sales losses were offset by an increase in the Underwater Acoustics and Geophysical Exploration Equipment product lines. During the fiscal quarter ended June 30, 2003, approximately 12% of the Company’s sales were to a single customer.

Gross Profit. Gross profit decreased by 22.4% to $1,781 for the third quarter of fiscal year 2003 as compared to $2,296 for the third quarter of fiscal year 2002. As a percentage of sales, gross profit was 40.4% in the third quarter of fiscal year 2003 as compared to 37.4% in the third quarter of fiscal year 2002. The increase in gross profit percentage is attributed primarily to the improved gross margins in the products of the Undersea Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 12.3% to $1,205 for the third quarter of fiscal year 2003 as compared to $1,374 in the third quarter of fiscal year 2002. As a percentage of sales, selling, general and administrative expenses increased to 27.3% in the third quarter of fiscal year 2003 as compared to 22.4% for the third quarter of fiscal year 2002. The increase in selling, general and administrative expenses as a percentage of sales is a result of decreased sales volume partially offset by decreased spending on selling, general and administrative expenses as compared to the third quarter of fiscal year 2002.

Research and Development Expenses. Research and development expenses increased 46.1% to $444 for the third quarter of fiscal year 2003 as compared to $304 in the third quarter of fiscal year 2002. As a percentage of sales, research and development expenses increased to 10.1% of sales in the third quarter of fiscal year 2003 from 4.9% in the third quarter of fiscal year 2002. The increase in the overall level of expenditures in the third quarter of fiscal year 2003 is a result of increased efforts to complete the design and development of several projects and is consistent with the Company’s operational plans.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60 in the third quarters of fiscal years 2003 and 2002. The amortization of acquired intangibles related to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Income. Interest income was $2 in the third quarters of both fiscal years 2003 and 2002.

Interest Expense. Interest expense decreased to $48 in the third quarter of fiscal year 2003 as compared to $62 in the third quarter of fiscal year 2002. This decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Provision for Income Taxes. The provision for income taxes was $149 in the third quarter of fiscal year 2002. The effective tax rate used in the third quarter of fiscal year 2002 was 30.0%. The rate used in fiscal year 2002 is lower than the statutory rate due primarily to the benefit from the Company’s Foreign Sales Corporation. In 2003, the Company has provided a valuation reserve against deferred tax assets generated. Accordingly, no benefit was recorded. During the third quarter of fiscal year 2003, the Company received $385 in income tax refunds beyond the $393 that was previously recorded as refundable income taxes. A corresponding increase to the valuation reserve was recorded during the quarter.

Results of Operations – Nine months of fiscal year 2003 compared with nine months of fiscal year 2002.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Nine Months Ended
	June 30, 2003	June 30, 2002
	(unaudited)
Net Sales	100.0%	100.0%

Cost of Sales	61.3%	65.8%

Gross Profit	38.7%	34.2%
Selling, General and Administrative Expenses	28.4%	27.0%
Research and Development Expenses	9.6%	6.9%
Amortization of Acquired Intangibles	1.4%	1.2%

Loss from Operations	(.7)%	(.9)%
Interest Income	—%	—%
Interest Expense	(1.2)%	(1.3)%

Loss Before Benefit for Income Taxes	(1.9)%	(2.2)%

Benefit for Income Taxes	—%	(.7)%

Net Loss	(1.9)%	(1.5)%

Revenues by product line within the Undersea Systems segment were as follows:

	Nine Months Ended June 30,
	2003	2002
Product Line:
Underwater Acoustics	$3,569	$2,786
Geophysical Exploration Equipment	2,929	3,304
Other Undersea Products	963	3,570

Total	$7,461	$9,660

The Package Inspection Systems segment has only one product line.

Sales. Net sales decreased by 8.8% in the first nine months of fiscal year 2003 to $13,177 as compared to $14,445 in the first nine months of fiscal year 2002. Sales of the Package Inspection Systems Division increased by 19.5% to $5,716 in the first nine months of fiscal year 2003 as compared to $4,785 in the first nine months of fiscal year 2002. The increase resulted largely from the timing of orders, increased market penetration, and new products. Sales of the Undersea Systems Division decreased by 22.8% to $7,461 in the first nine months of fiscal year 2003 as compared to $9,660 in the first nine months of fiscal year 2002. The decrease in sales was concentrated in the Geophysical Exploration Equipment product line and was a result of decreased industry demand for geophysical hydrophones for use in exploration by the oil and gas industries, and in the Other Undersea Products line related to the sale by the Company of its Imaging products line in the third quarter of fiscal year 2002 and to decreased demand for the Company’s remotely operated vehicles (ROVs), as compared to the first nine months of fiscal year 2002. These decreases were largely offset by increased demand for the Company’s Underwater Acoustics products. During the nine months ended June 30, 2003, approximately 11% of the Company’s sales were to a single customer.

Gross Profit. Gross profit increased by 3.1% to $5,101 for the first nine months of fiscal year 2003 as compared to $4,946 for the first nine months of fiscal year 2002. As a percentage of sales, gross profit was 38.7% in the first nine months of fiscal year 2003 as compared to 34.2% in the first nine months of fiscal year 2002. The increase in gross profit percentage is attributed primarily to the improved gross margins in the products of the Undersea Systems Division, and a net reduction of $25 in inventory reserves in the first nine months of fiscal year 2003 as a result of decreased inventories as compared to a provision of $150 in the first nine months of fiscal year 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 3.9% to $3,745 for the first nine months of fiscal year 2003 as compared to $3,897 in the first nine months of fiscal year 2002. As a percentage of sales, selling, general and administrative expenses increased to 28.4% in the first nine months of fiscal year 2003 as compared to 27.0% for the first nine months of fiscal year 2002. The increase in selling, general and administrative expenses as a percentage of sales is a result of decreased sales volume partially offset by decreased spending on selling, general and administrative expenses as compared to the first nine months of fiscal year 2002.

Research and Development Expenses. Research and development expenses increased 27.1% to $1,267 for the first nine months of fiscal year 2003 as compared to $997 in the first nine months of fiscal year 2002. As a percentage of sales, research and development expenses increased to 9.6% of sales in the first nine months of fiscal year 2003 from 6.9% in the first nine months of fiscal year 2002. The increase in the overall level of expenditures in the first nine months of fiscal year 2003 is a result of increased efforts to complete the design and development of several projects and is consistent with the Company’s operational plans.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $179 in the first nine months of fiscal years 2003 and 2002. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Income. Interest income was $2 in the first nine months of fiscal years 2003 and 2002.

Interest Expense. Interest expense decreased to $161 in the first nine months of fiscal year 2003 as compared to $192 in the first nine months of fiscal year 2002. This decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition.

Benefit for Income Taxes. The benefit for income taxes was $96 in the first nine months of fiscal year 2002. The effective tax rate used in the third quarter of fiscal year 2002 was 30.0%. The rate used in fiscal year 2002 is lower than the statutory rate due primarily to the benefit from the Company’s Foreign Sales Corporation. In 2003, the Company has provided a valuation reserve against deferred tax assets generated. Accordingly, no benefit was recorded. During the third quarter of fiscal year 2003, the Company received $385 in income tax refunds beyond the $393 that was previously recorded as refundable income taxes. A corresponding increase to the valuation reserve was recorded during the quarter.

Liquidity and Capital Resources. The Company’s cash and cash equivalents decreased $63 from September 30, 2002 to June 30, 2003. Cash of $724 was generated in operating activities, primarily the result of the net loss incurred during the first nine months and a decrease in customer deposits and deferred revenue and accounts payable and accrued expenses, offset by depreciation and amortization and a decrease in accounts receivable, inventory and refundable income taxes. The Company has continued its focus on reducing inventory. The Company used $147 and $640 in its investing and financing activities, respectively. Investing activities represents primarily the purchase of property, plant, and equipment and financing activities represents the payment of the installment payments on the term note and the line of credit. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly payments of $197 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal with interest at prime (4.00% at June 30, 2003) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. Principal payments under the term note will be $ 197 for the last quarter of fiscal year 2003, $786 in each of the fiscal years 2004 and 2005, and $719 in fiscal 2006. The line of credit expires on January 31, 2004. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is either prime (4.00% at June 30, 2003) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $588 as of June 30, 2003. There were $350 in advances outstanding under the line of credit as of June 30, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of June 30, 2003, the Company was not in compliance with the debt service covenant. In July 2003, the Company received a waiver of this default. The Company believes that based on its internal forecasts for the fourth quarter of fiscal year 2003, it will be in compliance with the financial covenants for the remainder of fiscal year 2003 and will not need any additional waivers from the bank. Therefore, the Company has classified the debt outstanding under the term loan that is due after June 30, 2004 as long term in the accompanying financial statements.

The Company believes it is well positioned to finance future working capital requirements and capital expenditures during the next twelve months through current cash balances, cash flow from operations, and availability from its line of credit. In addition, management is actively pursuing the sale of certain excess real estate. On November 1, 2002, the Company’s Board of Directors approved management’s plan to sell certain excess real estate owned by the Company. The Company has entered into an agreement to sell two portions of the excess real estate for a gross sales price of $2.5 million. There are several contingencies related to the transactions and all of the contingency periods have not yet expired. The Company expects that the sale of one portion of such real estate, if completed, could generate a significant gain during fiscal 2003. A portion of the sale proceeds will be used to pay down the Company’s term loan. In August 2003, the Company received $457 of proceeds from the cash surrender value of a life insurance policy. Of these proceeds, $229 will be used to pay down the Company’s term loan.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this Quarterly Report on Form 10-QSB and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing, potential tax disputes, contractual contingencies affecting asset sales, and level of success in implementing inventory reduction program, as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 3. Control and Procedures

(a) Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures are adequate to insure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	A Special Meeting in lieu of the Annual Meeting of Shareholders of the Registrant (the “Meeting”) was held on May 2, 2003.

(b)	The Registrant solicited proxies for the Meeting pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

(c)	The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

(i)	Election of Directors:

Nominee	For	Withheld
Ronald L. Marsiglio	1,171,606	48,505
Gary K. Willis	1,209,481	10,630

The other directors whose term of office as a director continued after the Meeting are Stephen D. Fantone, Arthur L. Fatum, A. Theodore Mollegen, Jr., and Samuel O. Raymond.

(ii)	Authorization of appointment of BDO Seidman, LLP as independent auditors for 2003:

For	Against	Abstain
1,216,093	3,400	618

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits set forth in the Exhibit Index on the following pages are filed herewith as a part of this report.

(b)	Reports on Form 8-K

During the fiscal quarter ended June 30, 2003, the Company filed one report on Form 8-K (dated April 28, 2003) reporting under Item 12 its public announcement on April 28, 2003 of its results of operations and financial condition for the second quarter and first half of fiscal 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By /s/ Francis E. Dunne, Jr.
Francis E. Dunne, Jr.
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

DATE:  August 11, 2003

BENTHOS, INC.

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Employment Contract with John L. Coughlin (1)

10.4	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.5	Severance Agreement with John L. Coughlin (13)

10.6	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.7	Employment Agreement with Francis E. Dunne, Jr. (11)

10.8	Employment Agreement with James R. Kearbey dated as of January 1, 2003 (20)

10.9	Employee Stock Ownership Plan (1)

10.10	First Amendment to Employee Stock Ownership Plan (2)

10.11	Second Amendment to Employee Stock Ownership Plan (8)

10.12	Third Amendment to Employee Stock Ownership Plan (8)

10.13	Fourth Amendment to Employee Stock Ownership Plan (11)

10.14	Fifth Amendment to Employee Stock Ownership Plan (11)

10.15	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

10.16	401(k) Retirement Plan (1993)(1)

10.17	First Amendment to 401(k) Retirement Plan (2)

10.18	Second Amendment to 401(k) Retirement Plan (2)

10.19	Third Amendment to 401(k) Retirement Plan (3)

10.20	401(k) Retirement Plan (1999)(8)

10.21	First Amendment to 1999 401(k) Retirement Plan (11)

10.22	Second Amendment to 1999 401(k) Retirement Plan (11)

10.23	Third Amendment to 1999 401(k) Retirement Plan (14)

10.24	Supplemental Executive Retirement Plan (1)

10.25	1990 Stock Option Plan (1)

10.26	Stock Option Plan for Non-Employee Directors (1)

10.27	1998 Non-Employee Directors’ Stock Option Plan (4)

10.28	Benthos, Inc. 2000 Stock Incentive Plan (9)

10.29	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.30	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.31	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.32	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

10.33	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

2

10.34	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.35	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.36	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.37	Second Amendment to Credit Agreement dated December 12, 2001. (17)

10.38	Third Amendment to Credit Agreement dated January 29, 2003. (20)

10.39	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.40	Hydrophone License Agreement between the Company and Syntron, Inc. dated December 5, 1996 (6)

10.41	Amendment Number 1 to Hydrophone License Agreement between the Company and Syntron, Inc. dated September 11, 1998 (6)

10.42	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.43	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.44	Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.45	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

10.46	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003. (20)

10.47	Amendment of Purchase and Sale Agreement dated as of June 30, 2003.

21	Subsidiaries of the Registrant (19)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act

32	Statement Pursuant to 18 U.S.C. §1350

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

(20) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.

5