Form 10KSB
period 2003-09-30
BENTHOS INC
filed 2003-12-29
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

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

Common Stock, $.06 2/3 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

The registrant had total operating revenues of $17,024,000 for its most recent fiscal year ended September 30, 2003.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 16, 2003, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $5.10 per share was $3,158,624. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,383,102 Shares of Common Stock, as of December 16, 2003

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index

Transitional Small Business Issuer Format (check one):    Yes  ☐    No  ☒

This report contains forward-looking statements that involve certain risks and uncertainties. See Item 6, “Management’s Discussion and Analysis—Forward-Looking Information” herein. Actual results and events may differ from those discussed in the forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Benthos, Inc. (the “Company”) was founded in 1962 to act as a manufacturer of oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 41 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division.

Historically, the Company has focused its efforts on the Undersea Systems marketplace with particular emphasis placed on the military and government markets. Early in the 1990’s, funding for these markets declined and the Company’s sales to these markets suffered a corresponding reduction. As a result, the Company shifted its priorities to business development efforts in commercial markets. These markets include the geophysical industry, where the Company’s hydrophone products are used in the search for oil and gas deposits offshore, as well as the scientific research and environmental markets. Also as a result of these efforts, the Company’s Package Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects. A series of new products was introduced and these products gained rapid acceptance into major market segments such as the beer and beverage markets. The Company plans to continue its emphasis on these markets in the future.

Undersea Systems Division

The Company’s Undersea Systems Division designs, develops, manufactures and sells products and services used in oceanographic and underwater environments. The markets for these products include oceanographic research, oil and gas exploration and production, hydrographic survey, and underwater relocation, marking and navigation. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, hydrophones used for geophysical exploration and sound detection, remotely operated vehicles for inspection and survey tasks, glass flotation products used to house instruments and to provide buoyancy, side scan sonars, swath bathymetry and sub bottom profilers used for seabed imaging, acoustic modems used to transmit digital data underwater, and acoustic pingers used to locate and mark objects lost underwater such as aircraft flight data and voice recorders. The Company’s undersea products are marketed under the trade name “Benthos.”

Package Inspection Systems Division

The Company’s Package Inspection Systems Division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical, dairy, chemical, personal care, beer, and both alcoholic and non-alcoholic beverage industries. The customers for these systems include manufacturers of products packaged in glass bottles, aluminum and steel cans, glass jars, and flexible plastic containers. These systems are marketed under the trade name “TapTone.” TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal integrity, low or high pressure or vacuum, fill level, and similar packaging defects. TapTone systems may be used on-line as continuous inspection systems that operate at production speeds or as off-line inspection systems to periodically validate package integrity.

1.    Principal Products

Undersea Systems

The Company’s undersea products and services are divided into three distinct groups as follows:

A.  Underwater Acoustics

1.  Acoustic Devices

The Acoustics product group includes transponders, acoustic releases and companion deck control systems, and altimeters. Transponders are used to transmit and receive acoustic signals underwater for the purposes of determining location, navigation, or sending and receiving data. These products are used for scientific research, salvage and ship positioning operations. Both expendable and recoverable products are manufactured. The transponder line includes low cost versions that transmit a limited signal selection in response to a command received, as well as more sophisticated versions that can be programmed to transmit a wide variety of functions in response to received commands. Transponders are monitored by and communicate with companion deck units that are typically located on board a ship.

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

2.  Locator Pingers and Transponders

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

Locator transponders are similar to pingers, which enable a diver to determine distance, in addition to direction, as an added feature. Customers for transponders primarily include the military and scientific communities.

3.  Acoustic Modems

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

4.  Contract Research and Engineering Services

The Company periodically performs research under contract and custom engineering design for both commercial and government agencies. Generally these contract research and development activities support the Company’s primary product development efforts and are used to offset a portion of the costs associated with advanced research and development.

B.  Geophysical Exploration Equipment

1.  Hydrophones

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

The Company’s hydrophone product line includes sophisticated versions that offer high sensitivity and can operate at great depth without significant variation in response, as well as low cost hydrophones for the seismic research industry that are produced in high production volumes. The Company’s hydrophone products may be used with companion amplifiers that convert the electrical signals to usable formats and they may be integrated into arrays, which are groupings of hydrophones assembled together in long tubes for the purpose of added acoustic sensitivity and for listening to acoustic signals over a long distance. The Company holds a U.S. patent on a pressure-sensitive switch that enables hydrophones to be sold in compliance with U.S. export control regulations.

2.  Geophysical Systems

The geophysical systems product line has two main components:

Side scan sonar systems consist of an underwater towed body, commonly referred to as a “towfish” and an electronic control and display package. The towfish emits an acoustic signal while it is being towed and then listens for the signal’s reflections that are generated by objects on the sea floor. These echoes are then manipulated electronically and by software and used to generate an image of the sea floor. Side scan sonars are commonly used to conduct underwater surveys in order to plan the routing of pipes and cables, locate shipwrecks and similar objects and determine the overall structure and nature of the ocean bottom. The Company has recently added swath bathymetry to the side scan sonar enabling a topographic representation of the data in a three (3) dimensional view.

Sub bottom profilers utilize a towfish or hull-mounted transducer array and topside electronic control and display devices. The towfish emits acoustic signals that penetrate the surface of the sea floor. Some of the acoustic energy is reflected back and received by the towfish. These reflected signals are processed electronically and by software and are used to generate a visual image of the structure beneath the sea floor. Sub bottom profilers are used to locate buried objects such as shipwrecks and shallow mineral deposits and to aid in hydrographic surveys by providing information about the seabed structure.

C.  Other

This category of products in the Undersea Systems Division includes:

1.  Remotely Operated Vehicles (ROVs)

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

2.  Glass Flotation

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

Package Inspection Systems

The Company’s package inspection systems are used to inspect glass bottles, aluminum and steel cans, glass jars and flexible plastic containers for a variety of defects. The TapTone product line includes the following:

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

c.  TapTone 300

The TapTone 300 is a fill level device that expands on TapTone’s X-ray based inspection technology and offers underfill and overfill detection on cans, bottles, and jars. This system accommodates up to six optional inspection inputs for cocked cap, missing cap, missing foil seal, missing label, missing tamper bands, and other optional inputs selected by the customer. The TapTone 300 is a replacement for the Company’s previous Ray TRAK product.

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

3.    New Products

During fiscal year 2003, the Company introduced three principal new products. These are:

•	The PBI 100-L, which is based on the inspection principle of the PBI-100. The PBI 100-L was introduced to address the leak detection requirements of the packaging industry where height adjustment is not required due to dedicated production lines.

•	The TapTone 500 Force Sensor, which was launched to address the leak detection and low pressure inspection requirements of the food and beverage markets where liquid nitrogen (LN2) is used to stabilize containers for extended shelf life and stability during the transportation and storage cycle. The sensor integrates into new and existing TapTone 500 Universal Controllers.

•	The ADSL Communications Data Link (CL-160), which is a system that provides the customer with the means for transmitting data via a coaxial cable with a 10-Base-T Ethernet connection point-to-point. The maximum raw data rates of this system are dependent on the length of the cable. For a 6,000 meter coaxial cable, the data rate is 6 Megabits per second (Mbps.). The CL-160 may be interfaced to any surface and subsea system that utilizes Ethernet for its input/output. The CL-160 comes complete with the surface and subsea components necessary to interface the Ethernet data and power requirements of the system to be integrated.

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

A partial listing of competitors for the various markets in which the Company competes appears below:

Product Market	Competitor(s)
Hydrophones	Sensor Technology Limited; Teledyne Brown Engineering; Input/Output, Inc.
Glass Flotation	Jena Glass Works division of Schott Glass Technologies, Inc.; McLane Research Laboratories, Inc.
ROV Systems	Hydrovision Ltd.; SeaEye Marine Ltd.; Deep Ocean Engineering, Inc.
Acoustic Devices	InterOcean Systems, Inc.; Edgetech, Inc.; Sonardyne International Ltd.
Geophysical Systems	GeoAcoustics Ltd.; Klein Associates, Inc.; Edgetech, Inc.
Locator Pingers	Dukane Corporation
Acoustic Modems	LinkQuest, Inc.; Orca Instrumentation

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

6.    Dependence on Major Customers

Although the Company has a number of major customers, during fiscal 2003 no single customer represented more than 10% of the Company’s total revenue. In fiscal 2002, the Company’s largest customer represented $2,368,000, or 13%, of the Company’s total revenue.

7.    Patents, Trademarks and Other Agreements

The Company possesses several patents pertaining to the design and manufacture of its products. Several names utilized by the Company are also trademarked. It is the Company’s policy to seek patent protection on products and designs that it considers important to its future. However, the Company believes that quality and technical superiority, rather than patent protection, are the most important criteria for its future success. The Company does not license any of its patents or designs to others at this time. The Company is currently a licensee under a non-exclusive license pertaining to the design of its seismic hydrophone product from The Penn State Research Foundation. The Company is also a licensee under an exclusive agreement with Sercel, Inc. for a patent pertaining to the design of the Company’s GeoPoint hydrophone product. The Company is also a licensee under an exclusive agreement with Simon Fraser University regarding certain technology in the geophysical product line.

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

During fiscal 2003, 16.5% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

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

10.    Research and Development

The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $1,700,000, $1,396,000, and $1,695,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

11.    Environmental Protection Regulations

The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.    Employees

As of September 30, 2003, the Company employed 94 full-time individuals, 25 of whom were engaged in research and development, 42 in manufacturing and 27 in sales, marketing and administrative positions. Of the 94 full-time employees, one is employed on a temporary basis. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company owns its corporate offices in North Falmouth, Massachusetts, which consist of 26,000 square feet of office and light industrial manufacturing space in a single-story, industrial building on a six acre rural setting. The Undersea Systems Division and the Package Inspection Systems Division share the same facility. The facility has been recently modernized and is in good condition. The Company consolidated these facilities and staff during the fourth quarter of fiscal 2003 and at the same time sold certain excess real estate.

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

Quarter Ended	High	Low
December 31, 2001	$4.00	$2.90
March 31, 2002	7.25	3.10
June 30, 2002	7.44	5.20
September 30, 2002	5.75	4.19
December 31, 2002	4.91	2.35
March 31, 2003	3.30	2.50
June 30, 2003	5.25	2.55
September 30, 2003	5.80	4.50

As of December 16, 2003, there were approximately 229 holders of record of the Company’s Common Stock.

The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

The Company did not issue any equity securities during the fiscal year ended September 30, 2003 that were not registered under the Securities Act of 1933.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

The Company was founded in 1962 to act as a manufacturer of oceanographic products. Over the last 41 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division. The Package Inspection Systems Division was formed in 1971 using aspects of acoustic technology (originally developed for oceanographic products) and applied to the testing of cans, bottles and other containers for the purpose of finding leaks and other package defects.

Results of Operations

The following table presents, for the periods indicated, certain consolidated statements of operations data. The Company has reclassified certain prior year information to conform with the current year’s presentation.

	Year Ended September 30,
	2003	2002	2001
	(In thousands)
Net sales	$17,024	$17,720	$18,308
Cost of sales	10,728	12,744	13,124

Gross profit	6,296	4,976	5,184
Selling, general and administrative expenses	4,956	4,944	5,916
Research and development expenses	1,700	1,396	1,695
Amortization of goodwill	—	—	268
Amortization of acquired intangibles	239	239	239
Goodwill impairment	—	2,081	—

Loss from operations	(599)	(3,684)	(2,934)
Interest income	3	4	28
Interest expense	(208)	(248)	(368)
Gain on sale of real estate	2,208	—	—

Income (loss) before provision (benefit) for income taxes	1,404	(3,928)	(3,274)
Provision (benefit) for income taxes	831	(415)	(982)

Net income (loss)	$573	$(3,513)	$(2,292)

The following table presents, for the periods indicated, the percentage relationship of consolidated statements of operations items to net sales.

	Year Ended September 30
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.0	71.9	71.7

Gross profit	37.0	28.1	28.3
Selling, general and administrative expenses	29.1	27.9	32.3
Research and development expenses	10.0	7.9	9.3
Amortization of goodwill	—	—	1.4
Amortization of acquired intangibles	1.4	1.3	1.3
Goodwill impairment	—	11.8	—

Loss from operations	(3.5)	(20.8)	(16.0)
Interest income	—	—	.1
Interest expense	(1.2)	(1.4)	(2.0)
Gain on sale of real estate	13.0	—	—

Income (loss) before provision (benefit) for income taxes	8.3	(22.2)	(17.9)
Provision (benefit) for income taxes	4.9	(2.4)	(5.4)

Net income (loss)	3.4%	(19.8)%	(12.5)%

The following table presents, for the periods indicated, the net sales of each product line of the Undersea Systems Division.

	Year Ended September 30
	2003	2002	2001
	(In thousands)
Product Line:
Underwater Acoustics	$5,089	$4,151	$5,983
Geophysical Exploration Equipment	3,315	3,537	5,454
Other Undersea Products	1,295	3,923	1,777

Total:	$9,699	$11,611	$13,214

The Package Inspection Systems Division has only one product line.

Years ended September 30, 2003 and 2002

Sales.    Total Sales decreased 3.9% to $17,024,000 for fiscal year 2003 as compared to $17,720,000 for fiscal year 2002. Sales by the Package Inspection Systems Division increased by 19.9% to $7,325,000 for fiscal year 2003 as compared to $6,109,000 for fiscal year 2002. This increase was attributable to increased market penetration and new product introductions for leak detection of flexible plastic bottles and fill level inspection. Sales of the Undersea Systems Division decreased by 16.5% to $9,699,000 for fiscal year 2003 as compared to $11,611,000 for fiscal year 2002. This decrease was experienced in some of the product lines within the Undersea Systems Division and is a result of decreased demand for geophysical hydrophones for use in exploration by the oil and gas industries and a multi-million dollar sale of remotely operated vehicles (ROV’s) in fiscal year 2002 that was not repeated in fiscal year 2003. The decrease in sales in fiscal year 2003 was partially offset by strong performance by the acoustic release, locator products and acoustic modem lines within the Underwater Acoustics line.

Gross Profit.    Gross Profit increased by 26.5% to $6,296,000 for fiscal year 2003 as compared to $4,976,000 for fiscal year 2002. As a percentage of sales, gross profit for fiscal year 2003 was 37.0% as compared to 28.1% for fiscal year 2002. The increase in the gross profit percentage in fiscal year 2003 is a result of improved product mix within the Undersea Systems Division, the success of an ongoing program to reduce scrap and other manufacturing related variances and product pricing and was partially offset by product mix and product start-up expenses in the Package Inspection Systems Division. Gross profit for fiscal year 2002 reflected increases of $100,000 in the general product warranty reserve and $165,000 in the inventory reserves for excess and obsolescence that were offset by a $405,000 reversal of a warranty reserve in that year related to an older model hydrophone that was not repeated in fiscal year 2003.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 0.2% to $4,956,000 for fiscal year 2003 as compared to $4,944,000 for fiscal year 2002. As a percentage of sales, selling, general and administrative expenses increased to 29.1% for fiscal year 2003 as compared to 27.9% for fiscal year 2002. The increase in these expenses was a result of increased selling expenses of $225,000, offset by a reduction in the accounts receivable reserve of $98,000 as the Company’s exposure to bad debts was reduced, and other reductions in general and administrative expenses compared to fiscal year 2002.

Research and Development Expenses.    Research and development expenses increased 21.8% to $1,700,000 for fiscal year 2003 as compared to $1,396,000 for fiscal year 2002. As a percentage of sales, research and development expenses were 10.0% for fiscal year 2003 as compared to 7.9% for fiscal year 2002. The increase in the overall level of expenditures in fiscal year 2003 is a result of increased efforts to complete the design and development of several products and is consistent with the Company’s operational plans.

Amortization of Goodwill.    As a result of the Company’s early adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill, as well as certain other intangible assets determined to have an indefinite life, are no longer amortized. These assets are subject to an annual assessment for impairment by applying a fair-value based test.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $239,000 in fiscal years 2003 and 2002. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition in fiscal year 1999.

Goodwill Impairment.    In the fourth quarter of fiscal year 2002, the Company completed an evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit’s book value. This evaluation determined that an impairment of goodwill existed. As a result, an impairment charge of $2,081,000 was recorded in fiscal year 2002. The Company performed another valuation of its goodwill as of September 30, 2003 and determined that no further impairment existed.

Interest Income.    Interest income decreased to $3,000 for fiscal year 2003 as compared to $4,000 for fiscal year 2002.

Interest Expense.    Interest expense was $208,000 for fiscal year 2003 as compared to $248,000 for fiscal year 2002. The decrease in interest expense was a result of reduced principal on the variable rate term loan used to finance the Datasonics acquisition and reduced borrowings under the line of credit.

Gain on Sale of Real Estate.    In September 2003, the Company completed the sale of two parcels of real estate for a total sales price of $2,500,000. The real estate had a net book value of $171,000, which resulted in a gain of $2,208,000.

Provision (Benefit) for Income Taxes.    The provision for income taxes was $831,000 for fiscal year 2003 as compared to a benefit of $415,000 for fiscal year 2002. The effective tax rate for fiscal year 2003 was 59.2%. The effective tax rate for 2002 was (10.6%). The rate in 2003 is higher than the statutory rate primarily due to the Company’s providing a non-deductible valuation reserve of approximately $352,000 to reduce its deferred tax assets to zero. See Note 4 to Notes to Consolidated Financial Statements.

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

Gross Profit.    Gross Profit decreased by 4.0% to $4,976,000 for fiscal year 2002 as compared to $5,184,000 for fiscal year 2001. As a percentage of sales, gross profit for fiscal year 2002 was 28.1% as compared to 28.3% for fiscal year 2001. The decrease in the gross profit percentage is a result of unabsorbed overhead resulting from a lower sales volume, product mix within the Undersea Systems Division and the Package Inspection Systems Division, an increase of $100,000 in the general product warranty reserve, and an incremental increase of $165,000 in the inventory reserves for excess and obsolescence, partially offset by a $405,000 reduction in a warranty reserve related to an older model hydrophone that had been recorded in the prior fiscal year. The reduction in warranty reserve was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

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

Provision (Benefit) for Income Taxes.    The benefit for income taxes was $415,000 for fiscal year 2002 as compared to a benefit of $982,000 for fiscal year 2001. The effective tax rate for fiscal year 2002 was (10.6%). The effective tax rate for 2001 was (30.0%). The lower effective rate in 2002 was a result of the Company’s providing a valuation reserve of approximately $1.0 million in that fiscal year. This valuation reserve has reduced the Company’s deferred tax asset to an amount which management believes is realizable based on projected pre-tax income for fiscal 2003 which includes a projected gain on its sale of excess real estate in fiscal 2003. The tax rate in 2001 was lower than the statutory rate due primarily to benefits from the Company’s foreign sales corporation and state tax credits.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $128,000 from September 30, 2002 to September 30, 2003. Cash of $1,234,000 was provided by operating activities, primarily the result of the net income realized during fiscal year 2003, depreciation and amortization, deferred income taxes, and decreases in accounts receivable, inventory, and refundable income taxes. The Company received $959,000 from investing activities resulting from the receipt of $1,231,000 from the sale of real estate, and $330,000 from other investing activities (including $457,000 from the surrender of a life insurance policy on an officer), offset by $602,000 used for purchase of capital equipment. The Company also used $2,065,000 of cash in its financing activities which represents the payment of the installment payments on the term note, principal reduction of $650,000 related to the sale of excess real estate and reduced borrowings under the line of credit.

The Company has a credit facility with a bank. This facility, as amended, provides for loans under two notes: a $5,500,000 variable rate term note and a $600,000 variable rate secured line of credit note. The term note was originally payable in 84 consecutive equal monthly installments of principal with interest at the greater of 7.0% per annum, or prime (4.0% at September 30, 2003) plus 2.0%. The term note matures in August 2006. During August 2003, the Company used $229,000 of the proceeds of the surrender of a life insurance policy on an officer to repay a portion of the term loan. On September 29, 2003, the Company completed the sale of its excess real estate for $2,500,000. The Company received $1,300,000 on September 30, 2003 and used $650,000 to repay another portion of the principal on the term loan. In October 2003, the Company received the balance from the transaction and used $600,000 to repay another portion of the term loan. The bank agreed to reset the principal payments over the remainder of the original term. As a result, principal payments under this note will be $879,000 in fiscal year 2004, $279,000 in fiscal year 2005, and $255,000 in fiscal year 2006. The line of credit expires on January 31, 2005. Advances are limited to 45% of eligible accounts receivable; the availability under the line of credit on September 30, 2003 was $600,000. Advances under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is the greater of 7.0% per annum or prime (4.0% at September 30, 2003) plus 2.0%. There were no advances outstanding under the line of credit as of September 30, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage.

During the year ended September 30, 2003, the Company did not satisfy all of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the financial covenants have been reset based upon the Company’s projections for the year ending September 30, 2004.

Management believes that its projections for profitability in fiscal 2004 are attainable. While there can be no guarantee that the Company will attain these projections, which largely rest on successful new product introductions, management believes that the Company will have sufficient cash flows from operations (based on sales projections, cost reduction measures, and efficiencies), cash balances, availability from its line of credit, and other potential financing techniques to continue operating for at least the next twelve months. If the Company does not meet its revised loan covenants or its projections, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain alternative financing on commercially acceptable terms.

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

1.    Revenue Recognition.    The Company recognizes revenue from product sales upon shipment, provided that title has passed, a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company follows EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. This includes arrangements that provide for the delivery and performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. Revenue is allocated to the multiple elements based upon the relative fair values of the elements. The Company generally recognizes revenue from each of these elements as each element is delivered or performed.

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

3.    Warranty Reserves.    The Company’s warranties require it to repair or replace defective products returned to it during such warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter. During fiscal 2003, the Company reversed approximately $50,000 of a warranty reserve related to a specific warranty issue on an older model hydrophone. The reduction in warranty reserve was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

4.    Goodwill    The goodwill associated with the Datasonics acquisition is subject to an assessment for impairment by applying a fair-value based test on at least an annual basis. In the fourth quarter of fiscal 2003, the Company completed its annual valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units’ book value. The valuation indicated that goodwill for the Undersea Systems business segment was not impaired. In fiscal 2002, the Company completed its annual valuation of the goodwill for the Undersea Systems business segment and recorded a non-cash goodwill impairment charge of $2,081,000 for the year ended September 30, 2002.

These valuations were based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish market value for the Company’s reporting units is based upon management’s judgment.

5.    Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carry-forwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Prospects for the Future

The Company will continue to pursue opportunities for growth. These include investments in product development, acquisition of compatible product lines and companies, licensing arrangements and geographical market development.

Undersea Systems Division

The Company serves several segments of the undersea market, including oceanographic research, oil and gas exploration and production, hydrographic survey, and underwater location, marking and navigation. These market segments experience periodic expansion and contraction as a result of economic cycles, market fluctuation in oil prices, changes in government funding, etc.

Package Inspection Systems Division

The Package Inspection Systems Division serves the food, pharmaceutical, dairy, chemical, personal care, beer and both alcoholic and non-alcoholic beverage markets. There are common trends in these markets that are favorable to the future growth of the Package Inspection Systems Division. These include a focus on quality control, the need to improve process yield and efficiency, and an increased awareness of product liability exposure.

The Company has maintained a steady investment in new product development in the package inspection market. As a result, the Company has introduced new products that expand the capabilities of its existing inspection systems and open up new markets. The Company intends to continue this strategy of product line expansion and extension and development of new package inspection market segments.

The Company expends a significant amount of funds on new product research and development. During the fiscal years ended September 30, 2003, 2002 and 2001, the Company spent $1,700,000, $1,396,000 and $1,695,000, respectively. The Company expects that this level of spending will not increase over fiscal 2003 levels as it continues to develop new products.

The Company is not aware of any technology trends or changes in competitive environment that would adversely affect the sales of its products within the industry segments that it serves.

Profit Margins

Overall

Overall profit margins on the Company’s products are influenced by the relative mix of sales between the Undersea Systems Division and the Package Inspection Systems Division, as well as the product mix within the Undersea Systems Division. For the fiscal year ended September 30, 2003, sales of the Undersea Systems Division decreased to 57.0% of total Company sales as compared to 65.5% for the prior fiscal year, while sales of the Package Inspection Systems Division increased to 43.0% of total Company sales as compared to 34.5% for the prior fiscal year. The decrease in sales from fiscal year 2002 to fiscal year 2003 was 16.5% for the Undersea Systems Division; sales for the Package Inspection Systems Division increased by 19.9%. This resulted in an overall gross profit for the Company of 37.0% for the fiscal year ended September 30, 2003 as compared to 28.1% for the fiscal year ended September 30, 2002.

Undersea Systems Division

Gross profit margins on Undersea Systems Division products averaged approximately 35.4%, 21.1% and 22.1% for fiscal years 2003, 2002 and 2001, respectively. Gross margins on this segment of the business can vary depending on the relative mix of products shipped in any time period, the effects of manufacturing overhead cost absorption and the timing of large single project shipments. The Company expects that the relative mix of products will change, but does not expect the average gross profit margin to be adversely affected. It is possible that the startup costs associated with new products could affect gross margins temporarily. However, the Company is not aware of other market trends, cost changes or competitive pressures that would adversely affect gross profit margins within its existing product lines.

Package Inspection Systems Division

Gross profit margins on Package Inspection Systems Division products averaged approximately 39.1%, 41.4% and 46.4% for fiscal years 2003, 2002 and 2001, respectively. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. It is possible that increased competition will result in an overall reduction of selling prices and associated profit margins. The Company is not aware of any technological or marketplace trends that would adversely affect gross margins on this product line.

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN No. 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS No. 150 did not have an effect on the Company’s operations, financial position or cash flows.

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

ITEM 7.    FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-21 hereof.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the Commission’s rules and forms, and that such information is accumulated and communicated to its management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures to meet the criteria referred to above. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

PART III

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders to be filed with the Commission in accordance with Rule 14a-101, Schedule 14A, on or before January 28, 2004.

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

Date: December 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RONALD L. MARSIGLIO Ronald L. Marsiglio	President, Chief Executive Officer and Director	December 22, 2003

FRANCIS E. DUNNE, JR. Francis E. Dunne, Jr.	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 22, 2003

STEPHEN D. FANTONE Stephen D. Fantone	Chairman of the Board of Directors	December 27, 2003

SAMUEL O. RAYMOND Samuel O. Raymond	Director	December 28, 2003

A. THEODORE MOLLEGEN, JR. A. Theodore Mollegen, Jr.	Director	December 26, 2003

GARY K. WILLIS Gary K. Willis	Director	December 29, 2003

ARTHUR L. FATUM Arthur L. Fatum	Director	December 25, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Shareholders of Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ investment and cash flows for the years then ended. These financial statements are the responsibility of Benthos, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts	/s/ BDO SEIDMAN, LLP
October 31, 2003 except for Note 2,
which is dated December 11, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Benthos, Inc.’s filing on Form 10-KSB for the year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The consolidated balance sheets as of September 30, 2000 and 2001 and the statements of operations, stockholders’ investment and cash flows for the year ended September 30, 2000 referred to in this report have not been included in the accompanying financial statements.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts

December 12, 2001

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$204	$76
Accounts receivable, less reserves of $235 and $365 at September 30, 2003 and 2002, respectively	2,535	2,871
Inventories	3,076	3,210
Refundable income taxes	—	393
Prepaid expenses and other current assets	153	148
Deferred tax asset (Note 4)	—	1,500
Note receivable and other receivable—real estate (Note 1)	1,150	—

Total current assets	7,118	8,198

Property, Plant and Equipment, at cost:
Land	32	127
Buildings and improvements	2,079	2,271
Equipment and fixtures	3,935	3,858
Demonstration equipment	1,483	1,061

	7,529	7,317
Less—Accumulated depreciation	5,961	5,718

	1,568	1,599

Goodwill	576	576
Acquired intangible assets, net of accumulated amortization of $974 and $735 at September 30, 2003 and 2002, respectively	456	695
Other assets, net (Note 7)	52	521

	$9,770	$11,589

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Current maturities of long-term debt (Note 3)	$879	$786
Line of credit (Note 2)	—	400
Accounts payable	2,160	1,866
Accrued expenses (Note 10)	1,161	1,503
Customer deposits and deferred revenue	261	540

Total current liabilities	4,461	5,095

Long-term Debt, net of current maturities (Note 3)	534	2,292

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Investment: (Note 5)
Common stock, $0.06 2/3 par value— Authorized—7,500,000 shares Issued—1,652,831 shares at September 30, 2003 and 2002	110	110
Capital in excess of par value	1,569	1,569
Retained earnings	3,727	3,154
Treasury stock, at cost—269,749 shares at September 30, 2003 and 2002	(631)	(631)

Total stockholders’ investment	4,775	4,202

	$9,770	$11,589

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended September 30,
	2003	2002	2001
Net Sales	$17,024	$17,720	$18,308
Cost of Sales	10,728	12,744	13,124

Gross profit	6,296	4,976	5,184
Selling, General and Administrative Expenses	4,956	4,944	5,916
Research and Development Expenses	1,700	1,396	1,695
Amortization of Goodwill	—	—	268
Amortization of Acquired Intangibles	239	239	239
Goodwill Impairment (Note 1)	—	2,081	—

Loss from operations	(599)	(3,684)	(2,934)
Interest Income	3	4	28
Interest Expense	(208)	(248)	(368)
Gain on Sale of Real Estate (Note 1)	2,208	—	—

Income (Loss) before provision (benefit) for income taxes	1,404	(3,928)	(3,274)
Provision (Benefit) for Income Taxes (Note 4)	831	(415)	(982)

Net income (loss)	$573	$(3,513)	$(2,292)

Basic Earnings (Loss) per Share (Note 6)	$.41	$(2.54)	$(1.66)

Diluted Earnings (Loss) per Share (Note 6)	$.41	$(2.54)	$(1.66)

Weighted Average Number of Shares Outstanding (Note 6)	1,383,082	1,383,082	1,381,745

Weighted Average Number of Shares Outstanding, assuming dilution (Note 6)	1,388,796	1,383,082	1,381,745

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at cost		Total Stockholders’ Investment
	Number of Shares	$0.06 2/3 Par Value			Number of Shares	Amount
Balance, September 30, 2000	1,652,831	$110	$1,569	$8,959	273,795	$(661)	$9,977
Sale of treasury stock	—	—	—	—	(4,046)	30	30
Net loss	—	—	—	(2,292)	—	—	(2,292)

Balance, September 30, 2001	1,652,831	110	1,569	6,667	269,749	(631)	7,715
Net loss	—	—	—	(3,513)	—	—	(3,513)

Balance, September 30, 2002	1,652,831	110	1,569	3,154	269,749	(631)	4,202
Net income	—	—	—	573	—	—	573

Balance, September 30, 2003	1,652,831	$110	$1,569	$3,727	269,749	$(631)	$4,775

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$573	$(3,513)	$(2,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	—	2,081	—
Gain on sale of real estate	(2,208)	—	—
Depreciation and amortization	838	796	1,184
Deferred income taxes	1,500	150	(296)
Changes in assets and liabilities
Accounts receivable	336	(148)	725
Inventories	134	1,891	(127)
Refundable Income taxes	393	—	—
Prepaid expenses and other current assets	(5)	172	(554)
Accounts Payable and accrued expenses	(48)	(480)	960
Customer deposits and deferred revenue	(279)	379	(189)

Net cash provided by (used in) operating activities	1,234	1,328	(589)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(602)	(227)	(95)
Other investing activities, net	330	(186)	(488)
Proceeds from sale of real estate, net	1,231	—	—

Net cash provided by (used in) investing activities	959	(413)	(583)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,665)	(785)	(786)
Line of credit	(400)	(100)	500
Sale of treasury stock	—	—	30

Net cash used in financing activities	(2,065)	(885)	(256)

Net Increase (Decrease) in Cash and Cash Equivalents	128	30	(1,428)
Cash and Cash Equivalents, beginning of year	76	46	1,474

Cash and Cash Equivalents, end of year	$204	$76	$46

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$210	$249	$375

Income taxes refunded during the year, net	$(774)	$(680)	$(49)

Supplemental Disclosure of Non-cash Investing Activities:
Sale of real estate for note and other receivable	$1,150	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1)    Operations and Significant Accounting Policies

Benthos, Inc. and its subsidiaries (the Company) design, manufacture, sell and service oceanographic products and systems for underwater exploration, oil and gas development and production, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of food, dairy, beverage, pharmaceutical, personal care and chemical packages. The Company’s customers are located throughout the world.

On September 29, 2003, the Company completed the sale of two parcels of real estate, the South Side and the North Side, for a total sales price of $2,500. The real estate had a net book value of approximately $171 which resulted in a gain of $2,208. The gross proceeds of $1,300 for the South Side parcel were received on September 30, 2003. The Company used $650 of these proceeds to repay a portion of the principal on the term loan (see Note 3). The gross proceeds for the North Side parcel were $1,200. The Company received a promissory note in the amount of $300 from the buyer and an escrow agent held an additional $850 of proceeds, net of $50 of commissions, until the recording of the deed for the North Side parcel was complete. The Company received these proceeds on October 17, 2003. The Company used $600 of these proceeds to repay an additional portion of the principal on the term loan (see Note 3). The Company received the $300 from the promissory note on October 24, 2003.

During the years ended September 30, 2003, 2002, and 2001, the Company experienced a decrease in sales and incurred a loss from operations. As a result, the Company did not satisfy several of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the financial covenants have been amended based upon the Company’s projections for the year ending September 30, 2004. While the Company believes that its projections for fiscal 2004 are attainable, there can be no guarantee that it will attain these projections, which largely rest on several successful new product introductions. Management believes the Company will have sufficient cash flows from operations (based on its sales projections and cost savings measures and efficiencies) along with its cash balances and availability from its line of credit to fund operations. If the Company does not meet the covenants under its amended credit agreement, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Benthos International, Inc., a foreign sales corporation, Leumas LLC, a single member limited liability company and Evets LLC, a single member limited liability company. All material intercompany transactions and balances have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(c)  Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

(d)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of obsolescence reserves. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 2003 and 2002:

	2003	2002
Raw materials	$259	$317
Work-in-process	2,772	2,869
Finished goods	45	24

	$3,076	$3,210

The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period and forecast of future demand. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.

(e)  Depreciation and Amortization

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	15–33 years
Equipment and fixtures	5 years
Demonstration equipment	3 years

Depreciation expense for the years ended September 30, 2003, 2002 and 2001 was approximately $583, $538 and $652, respectively.

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

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Intangible assets subject to amortization consist of developed technology purchased in the acquisition of the assets of Datasonics, Inc. in August of 1999. The developed technology has an estimated useful life of 6 years. Amortization expense related to this asset will be $239 and $217 in fiscal 2004 and 2005, respectively.

(g)  Goodwill

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

Pursuant to this statement, the Company elected early adoption effective October 1, 2001. Accordingly, the Company stopped amortizing the goodwill and the acquired assembled workforce, now jointly classified as goodwill, associated with its past acquisition. The Company has identified two reporting units under SFAS No. 142 which are the same as the Company’s operating segments.

The goodwill was allocated to the Undersea Systems segment of the Company’s business. The Company performed an evaluation of these assets as of October 1, 2001 and determined that they were not impaired at that time. During the quarter ended September 30, 2002, as a result of disappointing sales results and a reduction in expectations of the future prospects of the Undersea Systems segment, the Company determined that a triggering event, as defined in SFAS 142, had occurred in the Undersea Systems business segment. The Company obtained an independent appraisal of the fair market value of this reporting unit that indicated that the net book value of the Undersea Systems business segment exceeded its fair market value. As a result, the Company performed an analysis to allocate the reporting unit’s fair market value to its assets. This analysis indicated that goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $2.1 million for the year ended September 30, 2002. The balance of goodwill represents the remaining net book value of the Undersea Systems segment’s goodwill.

The Company performed its annual impairment test of the goodwill allocated to the Undersea Systems segment as of September 30, 2003 and determined that there was no further impairment at that time.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The pro forma effect on prior years earnings of excluding goodwill amortization expense, net of tax, is as follows:

	2003	2002	2001
Reported net income (loss)	$573	$(3,513)	$(2,292)

Add back: Amortization of goodwill	—	—	188

Adjusted net income (loss)	$573	$(3,513)	$(2,104)

Basic income (loss) per common share:

Reported net income (loss)	$.41	$(2.54)	$(1.66)

Amortization of goodwill	—	—	0.14

Adjusted net income (loss)	$.41	$(2.54)	$(1.52)

Income (loss) per common share assuming full dilution:

Reported net income (loss)	$.41	$(2.54)	$(1.66)

Amortization of goodwill	—	—	0.14

Adjusted net income (loss)	$.41	$(2.54)	$(1.52)

(h)  Revenue Recognition

Revenue is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. The Company follows EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. This includes arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. Revenue is allocated to the multiple elements based upon the relative fair values of the elements. The Company generally recognizes revenue from each of these elements as each element is delivered or performed. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

(i)  Concentration of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In 2003, there were no customers who accounted for more than 10% of net sales. In 2002, one customer of the Undersea Systems Division accounted for $2,368 (13%) of net sales. In 2001, there were no customers who accounted for more than 10% of net sales. As of September 30, 2003, no customers accounted for more than 10% of accounts receivable. As of September 30, 2002, one customer accounted for 13% of accounts receivable. As of September 30, 2001, no customer accounted for more than 10% of accounts receivable.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectable. The Company includes any accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts is adequate. However, actual write-offs may exceed the recorded allowance.

(j)  Reclassifications

The Company has reclassified certain prior-year information to conform to the current year’s presentation.

(k)  Financial Instruments

The carrying amounts of cash and cash equivalents, note receivable, accounts receivable, other receivable—real estate, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of those items.

The carrying amount of the term loan approximates fair market value as the loan bears interest at the current market rate.

(l)  New Accounting Standards

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN No. 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS No. 150 did not have an effect on the Company’s operations, financial position or cash flows.

(m)  Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented.

(n)  Stock-Based Compensation

The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. FIN No. 44, Accounting for Certain

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25 clarifies the application of APB Opinion No. 25 in certain situations, as defined. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 requires the disclosure of the effects of a Company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting to require disclosure of the effects of a Company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has adopted the disclosure-only provision of SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148.

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, pro forma net income (loss) and net income (loss) per share would have been the following:

	September 30,
	2003	2002	2001
Net income (loss)—
As reported	$573	$(3,513)	$(2,292)
Pro forma	429	(3,763)	(2,678)

Basic earnings (loss) per share—
As reported	$.41	$(2.54)	$(1.66)
Pro forma	.31	(2.72)	(1.94)

Diluted earnings (loss) per share—
As reported	$.41	$(2.54)	$(1.66)
Pro forma	.31	(2.72)	(1.94)

(o)  Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carry-forwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

(p)  Research and Development

All costs of research and development activities are expensed as incurred.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(q)  Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising costs were $133, $141, and $136 for the years ended September 30, 2003, 2002, and 2001, respectively.

(r)  Guarantees

The Company’s products generally carry a standard one-year warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Actual warranty claims incurred are charged to the warranty accrual. Factors that affect the Company’s product warranty liability include the number of units sold, the anticipated cost of warranty repairs, and both historical and anticipated rates of warranty claims.

(2)    Line of Credit

As of September 30, 2003, the Company has a $600 line of credit with a bank expiring on January 31, 2004. No amounts were outstanding under this line of credit at September 30, 2003. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal’s reported prime rate (4.0% at September 30, 2003) plus 2.0%, or 7.0%, whichever is higher. The line of credit is secured by substantially all of the assets of the Company. The Company is required to maintain certain covenants, including debt service coverage. The Company was not in compliance with one of the covenants at September 30, 2003 and received a waiver from the bank with respect to the noncompliance. On December 11, 2003, the bank extended the secured line of credit through January 31, 2005 and amended the financial covenants under the agreement. The Company expects to meet the amended financial covenants throughout the fiscal year ending September 30, 2004.

(3)    Note Payable

The Company has a note payable with a bank. The note is secured by substantially all of the assets of the Company, accrues interest at prime (4.0% at September 30, 2003) plus 2.0%, or 7.0%, whichever is higher, and had an outstanding balance of $1,413 at September 30, 2003. In connection with the land sale discussed in Note 1, the Company paid down the principal balance on this term loan by $600 on October 17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23. The Company is required to meet certain covenants, including debt service coverage. The Company was not in compliance with one of the covenants at September 30, 2003 and received a waiver from the bank with respect to the noncompliance and amended the financial covenants under the agreement. Principal payments under this note will be $879, $279, and $255 in fiscal years 2004, 2005, and 2006, respectively.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(4)    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years ended September 30, 2003 are as follows:

	2003	2002	2001
Federal—
Current	$—	$(565)	$(690)
Deferred	477	(820)	(460)

	477	(1,385)	(1,150)

State—
Current	—	—	4
Deferred	215	(71)	(241)

	215	(71)	(237)
Increase in valuation Allowance	139	1,041	405

	$831	$(415)	$(982)

The Company’s effective tax rate differed from the statutory rate for the reasons set forth below:

	2003	2002	2001
Federal statutory rate	34.00%	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	4.70	(1.81)	(4.71)
Tax (benefit) provision of foreign sales	(0.36)	1.02	0.31
Tax credits	(0.00)	(3.56)	(5.64)
Change in valuation allowance	25.00	26.50	12.37
Permanent differences	.85	1.27	1.67
Elimination of tax contingency reserves	(5.00)	0.0	0.0

Effective tax rate	59.19%	(10.58)%	(30.00)%

The components of the net deferred tax asset and liability recognized in the accompanying consolidated balance sheets are as follows:

	2003	2002
Deferred Tax Assets:
Acquisition related intangibles	$266	$1,108
Inventory reserves	517	905
Tax credits and net operating losses	771	322
Other nondeductible reserves and accruals	628	611
Valuation allowance	(1,798)	(1,446)

Deferred tax asset	$384	$1,500

Deferred Tax Liabilities:
Installment sale gain on real estate sale	$384	$—

Net deferred tax asset	$—	$1,500

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. During the year ended September 30, 2003, the Company has increased its valuation reserve by approximately $352 to eliminate all of its net deferred tax assets. Tax credits of approximately $320, state net operating losses of approximately $4,300, and federal net operating losses of approximately $620 expire at various dates through 2023.

(5)    Employee Benefit Plans

(a)  Stock Option Plans

The Company has granted to certain directors nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. At September 30, 2002, 150,000 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 2003, 37,500 shares were available for future grant.

The Company’s 1990 and 2000 Stock Option Plans (the Employee Plans) each authorize 300,000 shares of the Company’s common stock for issuance. The Employee Plans are administered by the Compensation and Stock Option Committee of the Board of Directors and provide for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 2003, 72,700 shares were available for future grant.

Stock option activity is summarized as follows:

	Employee Options		Director Options
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding, September 30, 2000	195,625	$7.61	106,250	$9.96
Granted	113,400	5.08	—	—
Terminated	(77,950)	5.36	—	—

Outstanding, September 30, 2001	231,075	7.13	106,250	9.96
Granted	30,000	4.53	26,500	3.78
Terminated	(15,950)	9.29	(11,250)	11.50

Outstanding, September 30, 2002	245,125	6.67	121,500	8.47
Granted	70,000	4.20	6,000	2.86
Terminated	(38,450)	7.09	(15,000)	6.44

Outstanding, September 30, 2003	276,675	$5.99	112,500	$8.44

Exercisable, September 30, 2003	140,425	$7.12	88,833	$9.74

Exercisable, September 30, 2002	106,325	$7.99	78,733	$10.08

Exercisable, September 30, 2001	57,563	$9.97	67,917	$11.00

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The range of exercise prices for options outstanding and options exercisable at September 30, 2003 for the Employee Plans is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.65	15,000	9.5	$2.65	0	$—
$ 3.78	12,000	8.3	3.78	3,000	3.78
$ 4.33	3,375	2.5	4.33	3,375	4.33
$ 4.62	47,500	9.1	4.62	0	—
$ 5.00— 5.65	115,800	7.7	5.08	61,550	5.05
$ 6.25	17,000	5.3	6.25	17,000	6.25
$ 8.00— 8.75	42,000	6.4	8.23	31,500	8.23
$10.17—11.50	19,500	3.3	11.22	19,500	11.22
$17.54	4,500	4.1	17.54	4,500	17.54

	276,675	7.31	$5.99	140,425	$7.12

The range of exercise prices for options outstanding and options exercisable at September 30, 2003 for director stock options is as follows:

Range of Exercise Prices	Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.86	6,000	9.3	$2.86	0	$—
$ 3.78	26,500	8.3	3.78	8,833	3.78
$ 8.00— 8.50	50,000	6.1	8.35	50,000	8.35
$13.38—14.25	30,000	4.4	13.81	30,000	13.81

	112,500	6.4	$8.44	88,833	$9.74

SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2003, 2002 and 2001 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The underlying assumptions used are as follows:

	September 30,
	2003	2002	2001
Risk-free interest rate	3.56%	4.86%	5.24%
Expected dividend yield	—	—	—
Expected life (in years)	7	7	7
Expected volatility	40%	40%	48%

The weighted average fair value of options granted during the years ended September 30, 2003, 2002 and 2001 under these plans is $1.93, $2.10 and $2.89, respectively.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(b)  Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the Internal Revenue Code (IRC). These contributions vest to a participant’s account over five years based on completed service, as defined. There were no provisions for contributions for the years ended September 30, 2003, 2002, and 2001, respectively.

(c)  401(k) Retirement Plan

The Company has a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the IRC. These contributions vest to a participant’s account over five years based on completed service, as defined. Additionally, each participant may elect to contribute up to 100% of his or her compensation for the plan year, but not more than $12,000 (for calendar year 2003), to the plan. There were no provisions for contributions for the years ended September 30, 2003, 2002, and 2001. The Company also made matching contributions to the plan of $98, $102, and $97 for the years ended September 30, 2003, 2002, and 2001, respectively.

(d)  Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan for the benefit of certain management and highly compensated executive employees. Under the plan, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the plan. No such elective deferrals have been made by participants during the three years ended September 30, 2003.

(6)    Earnings Per Share

Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income (loss) by the weighted average number of diluted common and common equivalent shares outstanding during the period. All common equivalent shares have been excluded in 2002 and 2001 due to the net loss, as the effect would be antidilutive. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

A reconciliation of basic and diluted shares outstanding is as follows:

	2003	2002	2001
Weighted average common shares outstanding	1,383,082	1,383,082	1,381,745
Effect of dilutive securities	5,714	—	—

Weighted average common shares outstanding, assuming dilution	1,388,796	1,383,082	1,381,745

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

For the years ended September 30, 2003, 2002 and 2001, 350,875, 365,165 and 250,450 weighted average options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

(7)    Employment and Noncompetition Agreements

The Company has an employment and noncompetition agreement, as amended, with a director/stockholder. In connection with the employment agreement, the Company had agreed to provide a $1,500 split-dollar life insurance policy on the director/stockholder. In 2003, as a result of provisions of the Sarbanes-Oxley Act, the employment agreement was amended to remove the requirement that the Company provide the split-dollar life insurance policy. The existing split-dollar life insurance was surrendered in August 2003 and the Company received proceeds of $457. Of this amount, the Company used $229 to reduce the principal balance on its term loan.

If the Company makes a discretionary contribution to its ESOP, the Company may be obligated to repurchase from the director/stockholder the number of shares that are contributed to or purchased by the Company’s ESOP each year. The director/stockholder may make this decision annually. The Company has not made any discretionary contributions to the ESOP during the past three fiscal years; accordingly, the director/stockholder has not elected to have any shares purchased from him. The Company also has the right of first refusal at fair market value on any future sales of common stock by the director/stockholder other than sales made in routine open market brokerage transactions and certain sales through an over-the-counter market maker. In addition, a change in the control of the Company, as defined, will result in certain payments to the director/stockholder, as outlined under the employment agreement. Compensation expense of approximately $103, $86 and $85 related to this agreement is included in the accompanying 2003, 2002 and 2001 consolidated statements of operations, respectively.

The Company also has employment agreements with its CEO, CFO, and Vice President, General Manager, Package Inspection Systems Division. These agreements are for two-year periods and provide for minimum salary during their term and a Company severance obligation should the employee be terminated without cause.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(8)    Segment Reporting

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

	Year Ended September 30,
	2003	2002	2001
Sales to unaffiliated customers:
Undersea systems	$9,699	$11,611	$13,214
Package inspection systems	7,325	6,109	5,094

Total	$17,024	$17,720	$18,308

Loss from operations:
Undersea systems	$(473)	$(3,605)	$(2,416)
Package inspection systems	(126)	(79)	(518)

Total	$(599)	$(3,684)	$(2,934)

Goodwill impairment for fiscal 2002 was in the Undersea Systems Division.

Identifiable assets:
Undersea systems	$5,411	$6,860	$10,244
Package inspection systems	2,247	2,090	2,994
Corporate assets	2,112	2,639	2,850

Total	$9,770	$11,589	$16,088

Depreciation:
Undersea systems	$315	$302	$361
Package inspection systems	227	188	230
Corporate assets	41	48	61

Total	$583	$538	$652

Tax (benefit) expense:
Undersea systems	$(142)	$(381)	$(725)
Package inspection systems	(38)	(8)	(155)
Corporate assets	1,011	(26)	(102)

Total	$831	$(415)	$(982)

Purchases of fixed assets:
Undersea systems	$145	$150	$64
Package inspection systems	342	69	18
Corporate assets	115	8	13

Total	$602	$227	$95

The net sales of each product line of the Undersea Systems Division were:
Underwater Acoustics	$5,089	$4,151	$5,983
Geophysical Exploration Equipment	3,315	3,537	5,454
Other Undersea Products	1,295	3,923	1,777

Total	$9,699	$11,611	$13,214

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Package Inspection Systems Division has only one product line.

Net sales by geographic area for the years ended September 30, 2003, 2002 and 2001 were:

Geographic Area	2003	2002	2001
United States	$11,870	$10,966	$12,210
Malaysia	—	2,299	—
Other	5,154	4,455	6,098

	$17,024	$17,720	$18,308

(9)    Related Party Transactions

Prior to fiscal year 2003, the Company paid patent license fees to an entity controlled by the Company’s Chairman of the Board. The Company expensed approximately $20 annually for these fees in fiscal 2002 and 2001. In 2002, the Company elected to discontinue payment of this minimum annual license fee to the entity controlled by the Company’s Chairman of the Board. As a consequence, the Company’s rights under this license were converted from exclusive rights to nonexclusive rights, effective as of November 30, 2002. Additionally, during fiscal 2001, the Company paid the Chairman of the Board $48 for providing services as interim President and Chief Executive Officer.

(10)    Certain Balance Sheet Accounts

(a)  Accrued Expenses:

Accrued expenses consist of the following at September 30, 2003 and 2002:

	2003	2002
Accrued salary and related expenses	$524	$506
Accrued warranty	200	250
Accrued taxes	100	387
Other accrued expenses	337	360

	$1,161	$1,503

(b)  Accounts Receivable Reserve

The changes in the accounts receivable reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2001	$220	$389	$144	$465
2002	465	30	130	365
2003	365	(98)	32	235

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(c)  Warranty Reserve

The changes in the warranty reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2001	$302	$874	$361	$815
2002	815	(97)	468	250
2003	250	107	157	200

During fiscal 2002, the Company reversed approximately $405 of warranty reserve related to a specific warranty issue on an older model hydrophone. During fiscal 2003, the Company reversed approximately $50 of warranty reserve related to the same issue. The reduction in warranty reserve in both years was the result of a lower return rate and lower repair and replacement costs for this older model hydrophone.

BENTHOS, INC.

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond

10.4	Employment Contract with John L. Coughlin (1)

10.5	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.6	Severance Agreement with John L. Coughlin (13)

10.7	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.8	Employment Agreement with Francis E. Dunne, Jr. (11)

10.9	Employment Agreement with James R. Kearbey dated as of January 1, 2003 (20)

10.10	Employee Stock Ownership Plan (1)

10.11	First Amendment to Employee Stock Ownership Plan (2)

10.12	Second Amendment to Employee Stock Ownership Plan (8)

10.13	Third Amendment to Employee Stock Ownership Plan (8)

10.14	Fourth Amendment to Employee Stock Ownership Plan (11)

10.15	Fifth Amendment to Employee Stock Ownership Plan (11)

10.16	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

10.17	401(k) Retirement Plan (1993)(1)

10.18	First Amendment to 401(k) Retirement Plan (2)

10.19	Second Amendment to 401(k) Retirement Plan (2)

10.20	Third Amendment to 401(k) Retirement Plan (3)

10.21	401(k) Retirement Plan (1999)(8)

10.22	First Amendment to 1999 401(k) Retirement Plan (11)

10.23	Second Amendment to 1999 401(k) Retirement Plan (11)

10.24	Third Amendment to 1999 401(k) Retirement Plan (14)

10.25	Supplemental Executive Retirement Plan (1)

10.26	1990 Stock Option Plan (1)

10.27	Stock Option Plan for Non-Employee Directors (1)

10.28	1998 Non-Employee Directors’ Stock Option Plan (4)

10.29	Benthos, Inc. 2000 Stock Incentive Plan (9)

10.30	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

Exhibit

10.31	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.32	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.33	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

10.34	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.35	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.36	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.37	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.38	Second Amendment to Credit Agreement dated December 12, 2001 (17)

10.39	Third Amendment to Credit Agreement dated January 29, 2003 (20)

10.40	Fourth Amendment to Credit Agreement dated November 3, 2003

10.41	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.42	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996 (6)

10.43	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998 (6)

10.44	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.45	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.46	Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.47	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

10.48	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003 (20)

10.49	Amendment of Purchase and Sale Agreement dated as of June 30, 2003 (21)

10.50	Second Amendment of Purchase and Sale Agreement dated as of August 11, 2003

10.51	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003

21	Subsidiaries of the Registrant (19)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act

32	Statement Pursuant to 18 U.S.C. §1350

(1)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File No. 0-29024) and incorporated herein by this reference.