Form 10QSB
period 2003-12-31
BENTHOS INC
filed 2004-02-11
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of Common equity as of the latest practicable date:

(Class)	(Outstanding stock at February 3, 2004)
Common Stock par value $.06 2/3	1,383,102

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED

DECEMBER 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2003	September 30, 2003
Assets
Current Assets:
Cash and Cash Equivalents	$363	$204
Accounts Receivable, Net	2,678	2,535
Inventories	3,051	3,076
Prepaid Expenses and Other Current Assets	118	153
Note Receivable and Other Receivable – Real Estate	—	1,150

Total Current Assets	6,210	7,118
Property, Plant and Equipment, Net	1,416	1,568
Goodwill	576	576
Acquired Intangible Assets, Net	397	456
Other Assets, Net	48	52

	$8,647	$9,770

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$279	$879
Line of Credit	300	—
Accounts Payable	1,747	2,160
Accrued Expenses	965	1,161
Customer Deposits and Deferred Revenue	303	261

Total Current Liabilities	3,594	4,461

Long-Term Debt, Net of Current Portion	465	534

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value-Authorized – 7,500 Shares Issued – 1,653 Shares at December 31, 2003 and September 30, 2003	110	110
Capital in Excess of Par Value	1,569	1,569
Retained Earnings	3,540	3,727
Treasury Stock, at Cost– 270 shares at December 31, 2003 and September 30, 2003	(631)	(631)

Total Stockholders’ Investment	4,588	4,775

	$8,647	$9,770

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	December 31, 2003	December 31, 2002
Net Sales	$3,823	$4,352
Cost of Sales	2,381	2,816

Gross Profit	1,442	1,536
Selling, General and Administrative Expenses	1,183	1,257
Research and Development Expenses	370	397
Amortization of Acquired Intangibles	60	60

Loss from Operations	(171)	(178)
Interest Expense	(16)	(57)

Net Loss	$(187)	$(235)

Basic and Diluted Loss Per Share	$(0.14)	$(0.17)

Weighted Average Number of Shares Outstanding	1,383	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended
	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities:
Net Loss	$(187)	$(235)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	258	204
Changes in Assets and Liabilities:
Accounts Receivable	(143)	44
Inventories	16	301
Prepaid Expenses and Other Current Assets	35	50
Accounts Payable and Accrued Expenses	(609)	3
Customer Deposits and Deferred Revenue	42	(196)

Net Cash (Used in) Provided by Operating Activities	(588)	171

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(34)	(18)
Note Receivable and Other Receivable – Real Estate	1,150	—
Other Investing Activities, net	—	(5)

Net Cash Provided by (Used in) Investing Activities	1,116	(23)

Cash Flows from Financing Activities:
Borrowings on Line of Credit	300	—
Payments on Long-Term Debt	(669)	(197)

Net Cash Used in Financing Activities	(369)	(197)

Net Increase (Decrease) in Cash and Cash Equivalents	159	(49)
Cash and Cash Equivalents, Beginning of Period	204	76

Cash and Cash Equivalents, End of Period	$363	$27

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$20	$58

Income Taxes Paid, Net	$1	$1

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003, included in the Company’s previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the fiscal year 2004 financial statements to conform with the fiscal year 2003 presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2003	September 30, 2003
Raw Materials	$269	$259
Work-in-Process	2,729	2,772
Finished Goods	53	45

	$3,051	$3,076

4. Note Receivable and Other Receivable – Real Estate

On September 29, 2003, the Company completed the sale of two parcels of real estate, the South Side and the North Side, for a total sales price of $2,500. The real estate had a net book value of approximately $171 and the sale resulted in a gain of $2,208 that was recorded in fiscal year 2003. The gross proceeds of $1,300 for the South Side parcel were received on September 30, 2003. The gross proceeds for the North Side parcel were $1,200. The Company received a promissory note in the amount of $300 from the buyer and an escrow agent held an additional $850 of proceeds, net of $50 of commissions, until the recording of the deed for the North Side parcel was complete. The Company received these proceeds on October 17, 2003. The Company used $600 of these proceeds to repay an additional portion of the principal on the term loan. The Company received the $300 from the promissory note on October 24, 2003.

5. Loss Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Quarter Ended December 31,
	2003	2002
Basic weighted average common shares outstanding	1,383	1,383
Weighted average common share equivalents	—	—

Diluted weighted average shares outstanding	1,383	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Quarter Ended December 31,
	2003	2002
Options to purchase common stock	203	415

6. Stock Options

At December 31, 2003, the Company had two stock-based compensation plans (one employee and one non-employee director’s plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The weighted average assumptions used were as follows:

	Quarter Ended December 31,
	2003	2002
Risk-free interest rate	3.95% - 3.96%	3.52% - 3.58%
Expected dividend yield	—	—
Expected life (in years)	7	7
Expected volatility	40%	40%

Had compensation cost for the Company’s stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the periods shown below would have been as follows:

	Quarter Ended December 31,
	2003	2002
Net loss as reported	$(187)	$(235)
Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(12)	(18)

Pro forma net loss	$(199)	$(253)

Basic and diluted loss per share
As reported	$(0.14)	$(0.17)
Pro forma	$(0.14)	$(0.18)

7. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Quarter Ended December 31,
	2003	2002
Sales to Unaffiliated Customers:
Undersea Systems	$2,451	$2,410
Package Inspection Systems	1,372	1,942

Total	$3,823	$4,352

Gross Profit:
Undersea Systems	$871	$726
Package Inspection Systems	571	810

Total	$1,442	$1,536

(Loss) Income from Operations:
Undersea Systems	$(151)	$(249)
Package Inspection Systems	(20)	71

Total	$(171)	$(178)

Identifiable Assets:
Undersea Systems	$5,442	$6,429
Package Inspection Systems	2,193	1,999
Corporate Assets	1,012	2,536

Total	$8,647	$10,964

Depreciation:
Undersea Systems	$163	$79
Package Inspection Systems	19	49
Corporate Assets	13	11

Total	$195	$139

Purchases of Fixed Assets:
Undersea Systems	$14	$10
Package Inspection Systems	2	4
Corporate Assets	18	4

Total	$34	$18

Revenues by geographic area were as follows:

	Quarter Ended December 31,
	2003	2002
Geographic Area
United States	$2,250	$3,274
Other	1,573	1,078

Total	$3,823	$4,352

Revenues by product line within the Undersea Systems segment were as follows:

	Quarter Ended December 31,
	2003	2002
Product Line:
Underwater Acoustics	$1,191	$1,165
Geophysical Exploration Equipment	777	1,002
Other Undersea Products	483	243

Total	$2,451	$2,410

The Package Inspection Systems segment has only one product line.

8. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (4.0% at December 31, 2003) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. In connection with the land sale discussed in Note 4, the Company paid down the principal balance on this term loan by $600 on October 17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23. Annual principal payments under the term note will be $210 for the remainder of fiscal year 2004 and $279 and $255 in fiscal years 2005 and 2006, respectively.

The line of credit expires on January 31, 2005. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. The interest rate under the line of credit accrues at prime (4.0% at December 31, 2003) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of December 31, 2003. There were $300 in advances outstanding under the line of credit as of December 31, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2003, the Company was in compliance with these covenants.

9. New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain instruments with characteristics of both liabilities and equity. For publicly held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The adoption of SFAS No. 150 did not have an effect on the Company’s operations, financial position or cash flows.

10. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive loss other than net loss.

11. Supplemental Disclosure of Non-Cash Activities

The following is the disclosure of non-cash investing activities:

	Quarter Ended December 31,
	2003	2002
Transfer of inventory to property, plant and equipment as demonstration equipment	$267	$215

Item 2.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Overview

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

During the years ended September 30, 2003, 2002, and 2001, the Company experienced a decrease in sales and incurred a loss from operations. As a result, the Company did not satisfy several of the financial covenants under its line of credit and term loan agreement with its bank. The Company has obtained a waiver of these defaults and the financial covenants have been amended based upon the Company’s projections for the year ending September 30, 2004. Management believes that its projections for profitability in fiscal 2004 are attainable. These projections largely rest on several successful new product introductions and cost savings measures. While there can be no guarantee that the Company will attain these projections, management believes the Company will have sufficient cash flows from operations, cash balances, availability from its line of credit and other potential financing techniques to continue operating for the next twelve months. If the Company does not meet its revised loan covenants or its projections, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

Included in the Company’s projections are the sales of four new products. To the date of this filing, three of these products have been made available for sale and firm orders have been received for two of them.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates the Company’s estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves, the impairment of long-lived assets, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1. Revenue Recognition

Revenue is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. The Company follows EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. This includes arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. Revenue is allocated to the multiple elements based upon the relative fair values of the elements. The Company generally recognizes revenue from each of these elements as each element is delivered or performed. Amounts received from customers for future delivery are shown as customer deposits in the accompanying condensed consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

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

3. Warranty Reserves

The Company’s warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

4. Goodwill

The goodwill associated with the Datasonics acquisition is subject to an annual assessment for impairment by applying a fair value based test. In the fourth quarter of fiscal 2003, the Company completed a valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units’ book value. The valuation indicated that goodwill for the Undersea Systems business segment was not impaired. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish market value for the Company’s reporting units is based upon management’s judgment.

5. Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carry forwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization

Results of Operations – First quarter of fiscal year 2004 compared with first quarter of fiscal year 2003.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Quarter Ended
	December 31, 2003	December 31, 2002
Net Sales	100.0%	100.0%
Cost of Sales	62.3%	64.7%

Gross Profit	37.7%	35.3%
Selling, General and Administrative Expenses	30.9%	28.9%
Research and Development Expenses	9.7%	9.1%
Amortization of Acquired Intangibles	1.6%	1.4%

Loss from Operations	(4.5)%	(4.1)%
Interest Expense	(0.4)%	(1.3)%

Net Loss	(4.9)%	(5.4)%

The Company evaluates its sales by segments:

	Quarter Ended December 31,
	2003	2002
Sales to Unaffiliated Customers:
Undersea Systems	$2,451	$2,410
Package Inspection Systems	1,372	1,942

Total	$3,823	$4,352

Sales. Net sales decreased by 12.2% in the first quarter of fiscal year 2004 to $3,823 as compared to $4,352 in the first quarter of fiscal year 2003.

The table of sales by product line within the Undersea Systems Division is as follows:

	Quarter Ended December 31,
	2003	2002
Product Line:
Underwater Acoustics	$1,191	$1,165
Geophysical Exploration Equipment	777	1,002
Other Undersea Products	483	243

Total	$2,451	$2,410

Sales of the Undersea Systems Division increased by 1.7% to $2,451 in the first quarter of fiscal year 2004 as compared to $2,410 in the first quarter of fiscal year 2003. The increase in sales was primarily concentrated in Other Undersea Products where there was increased demand for the Company’s remotely operated vehicles (ROV’s), as compared to the first quarter of fiscal year 2003. This was partially offset by a decrease in the Geophysical Exploration Equipment product line. Sales of geophysical hydrophones for use by the Government and commercially for use in exploration by the oil and gas industries increased by $322 in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. Sales of geophysical systems decreased by $547 in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003.

Sales of the Package Inspection Systems Division decreased by 29.4% to $1,372 in the first quarter of fiscal year 2004 as compared to $1,942 in the first quarter of fiscal year 2003. The decrease resulted largely from the timing of orders and design problems related to the launch of new products. The Company is in the process of resolving these issues. Although it may take some time, the Package Inspection Systems Division is expected to regain its momentum in future quarters. The Package Inspection Systems segment has only one product line.

Gross Profit. Gross profit decreased by 6.1% to $1,442 for the first quarter of fiscal year 2004 as compared to $1,536 for the first quarter of fiscal year 2003. As a percentage of sales, gross profit was 37.7% in the first quarter of fiscal year 2004 as compared to 35.3% in the first quarter of fiscal year 2003. The gross margins tend to be higher in the Package Inspection Division than in the Undersea Systems Division. The increase in gross profit percentage is attributed primarily to improved gross margins within the Undersea Systems Division resulting from favorable pricing and reduced manufacturing variances and is offset slightly by the gross margins of the Package Inspection Systems Division. Package Inspection Systems Division gross margins were off slightly from the first quarter of fiscal year 2003 as a result of lower sales volume and product mix in the first quarter of fiscal year 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 5.9% to $1,183 for the first quarter of fiscal year 2004 as compared to $1,257 in the first quarter of fiscal year 2003. As a percentage of sales, selling, general and administrative expenses increased to 30.9% in the first quarter of fiscal year 2004 as compared to 28.9% for the first quarter of fiscal year 2003. The increase in selling, general and administrative expenses as a percentage of sales is a result of decreased sales volume that decreased commissions expense and was not offset by the reduced spending on other selling, general and administrative expenses as compared to the first quarter of fiscal year 2003.

Research and Development Expenses. Research and development expenses decreased 6.8% to $370 for the first quarter of fiscal year 2004 as compared to $397 in the first quarter of fiscal year 2003. As a percentage of sales, research and development expenses increased to 9.7% of sales in the first quarter of fiscal year 2004 from 9.1% in the first quarter of fiscal year 2003. The increase in the research and development expenses as a percentage of sales is primarily a result of lower sales volume than in the first quarter of fiscal year 2003. The spending on research and development expenses in the first quarter of fiscal year 2004 was less than in the first quarter of fiscal year 2003 as the spending on one of the projects was nearing completion in the first quarter of the current fiscal year. The Company anticipates that the spending on research and development will remain at the current level for the remainder of fiscal year 2004.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60 in each of the first quarters of fiscal years 2004 and 2003. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Expense. Interest expense decreased to $16 in the first quarter of fiscal year 2004 as compared to $57 in the first quarter of fiscal year 2003. The decrease in interest expense was a result of the reduced principal balance in November 2003 on the variable rate term loan used to finance the Datasonics acquisition.

Liquidity and Capital Resources. The Company’s cash and cash equivalents increased $159 from September 30, 2003 to December 31, 2003.

The following table presents, for the quarter ended December 31, 2003, the cash generated and used by the Company’s operations of the balance sheet accounts that affect cash flow from operations:

	Generated	Used
Depreciation and Amortization (non cash)	$258	—
Increase in customer deposits	42	—
Decrease in inventories	16	—
Decrease in prepaid expenses and other current assets	35	—
Decrease in accounts payable and accrued expenses	—	$(609)
Net loss	—	(187)
Increase in accounts receivable	—	(143)

Total	$351	$(939)

Cash Generated	$351
Cash Used	(939)

Total used in operations	$(588)

Cash of $588 was used in operating activities, primarily the result of the net loss incurred during the quarter of $187, an increase in accounts receivable of $143 and decreases in accounts payable of $413 and in accrued expenses of $196. These uses were partially offset by depreciation and amortization of $258, decreases in inventory of $16 (which includes $276 used for demonstration equipment and $267 generated from the sale of demonstration equipment), prepaid expenses and other current assets of $35, and increases in customer deposits of $42. The Company anticipates that its ability to attain positive cash flow from operations in the future is primarily related to its ability to reduce its operating losses, improving the collections of accounts receivable, management of accounts payable to vendors and the line of credit with the bank. The Company anticipates being able to reduce its losses through a series of actions including the introduction of several new products.

The Company generated $1,107 of cash in its investing activities, primarily from the collection of $1,150 relating to the note receivable and other receivable – real estate which represented the remaining proceeds from the real estate transaction that took place on September 29, 2003.

The Company used $369 of cash in financing activities. Financing activities includes the payment of $669 on the term loan. Of this amount, $600 of the payments was from proceeds from the note receivable and other receivable – real estate related to the real estate sale in fiscal year 2003 and $69 was for payments of the reamortized principal under the term loan. Financing activities include $300 borrowed under the line of credit in the quarter. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly principal payments of $70 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (4.0% at December 31, 2003) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. In connection with the land sale discussed in Note 4, the Company paid down the principal balance on this term loan by $600 on October

17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23 and to modify the covenants. Principal payments under the term note will be $210 for the remainder of fiscal year 2004 and $279 and $255 in fiscal years 2005 and 2006, respectively.

The line of credit expires on January 31, 2005. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. Borrowings under the line of credit accrue interest at prime (4.0% at December 31, 2003) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of December 31, 2003. There were $300 in advances outstanding under the line of credit as of December 31, 2003. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2003, the Company was in compliance with these covenants.

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

Part II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits set forth in the

Exhibit Index on the following

pages are filed herewith (or

incorporated by reference to

the Company’s previous filings)

as a part of this report.

(b)	Reports on Form 8-K

During the fiscal quarter ended December 31, 2003, the Company filed one report on Form 8-K (dated December 22, 2003). That report furnished under Item 12 a copy of its public announcement on December 22, 2003 of its results of operations and financial condition for the fourth quarter and full year of fiscal 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By /s/ Francis E. Dunne, Jr.
Francis E. Dunne, Jr. Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

DATE: February 11, 2004

BENTHOS, INC.

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond (22)

10.4	Employment Contract with John L. Coughlin (1)

10.5	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.6	Severance Agreement with John L. Coughlin (13)

10.7	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.8	Employment Agreement with Francis E. Dunne, Jr. (11)

10.9	Employment Agreement with James R. Kearbey dated as of January 1, 2003 (20)

10.10	Employee Stock Ownership Plan (1)

10.11	First Amendment to Employee Stock Ownership Plan (2)

10.12	Second Amendment to Employee Stock Ownership Plan (8)

10.13	Third Amendment to Employee Stock Ownership Plan (8)

10.14	Fourth Amendment to Employee Stock Ownership Plan (11)

Exhibit

10.15	Fifth Amendment to Employee Stock Ownership Plan (11)

10.16	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

10.17	401(k) Retirement Plan (1993)(1)

10.18	First Amendment to 401(k) Retirement Plan (2)

10.19	Second Amendment to 401(k) Retirement Plan (2)

10.20	Third Amendment to 401(k) Retirement Plan (3)

10.21	401(k) Retirement Plan (1999)(8)

10.22	First Amendment to 1999 401(k) Retirement Plan (11)

10.23	Second Amendment to 1999 401(k) Retirement Plan (11)

10.24	Third Amendment to 1999 401(k) Retirement Plan (14)

10.25	Supplemental Executive Retirement Plan (1)

10.26	1990 Stock Option Plan (1)

10.27	Stock Option Plan for Non-Employee Directors (1)

10.28	1998 Non-Employee Directors’ Stock Option Plan (4)

10.29	Benthos, Inc. 2000 Stock Incentive Plan (9)

10.30	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.31	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.32	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.33	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

Exhibit

10.34	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.35	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.36	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.37	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.38	Second Amendment to Credit Agreement dated December 12, 2001. (17)

10.39	Third Amendment to Credit Agreement dated January 29, 2003 (20)

10.40	Fourth Amendment to Credit Agreement dated November 3, 2003 (22)

10.41	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.42	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996 (6)

10.43	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998 (6)

10.44	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.45	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.46	Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.47	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

10.48	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003 (20)

10.49	Amendment of Purchase and Sale Agreement dated as of June 30, 2003 (21)

10.50	Second Amendment of Purchase and Sale Agreement dated as of August 11, 2003 (22)

Exhibit

10.51	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003 (22)

21	Subsidiaries of the Registrant (19)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act

32	Statement Pursuant to 18 U.S.C. §1350

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

(22) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.