Form 10QSB
period 2004-03-31
BENTHOS INC
filed 2004-05-12
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

508-563-1000

Issuer’s Telephone Number, Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3	1,383,102
(Class)	(Outstanding stock at May 3, 2004)

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE THREE MONTHS ENDED

MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2004	September 30, 2003
Assets
Current Assets:
Cash and Cash Equivalents	$26	$204
Accounts Receivable, Net	2,840	2,535
Inventories	3,123	3,076
Prepaid Expenses and Other Current Assets	119	153
Note Receivable and Other Receivable – Real Estate	—	1,150

Total Current Assets	6,108	7,118

Property, Plant and Equipment, Net	1,304	1,568
Goodwill	576	576
Acquired Intangible Assets, Net	337	456
Other Assets, Net	44	52

	$8,369	$9,770

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$279	$879
Line of Credit	250	—
Accounts Payable	1,731	2,160
Accrued Expenses	957	1,161
Customer Deposits	205	261

Total Current Liabilities	3,422	4,461

Long-Term Debt, Net of Current Portion	395	534

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value – Authorized – 7,500 Shares Issued – 1,653 Shares at March 31, 2004 and September 30, 2003	110	110
Capital in Excess of Par Value	1,569	1,569
Retained Earnings	3,504	3,727
Treasury Stock, at Cost– 270 shares at March 31, 2004 and September 30, 2003	(631)	(631)

Total Stockholders’ Investment	4,552	4,775

	$8,369	$9,770

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net Sales	$4,195	$4,419	$8,018	$8,771

Cost of Sales	2,434	2,635	4,815	5,451

Gross Profit	1,761	1,784	3,203	3,320

Selling, General & Administrative Expenses	1,298	1,283	2,481	2,540
Research and Development Expenses	424	426	794	823
Amortization of Acquired Intangibles	59	59	119	119

(Loss) Income from Operations	(20)	16	(191)	(162)

Interest Expense	(16)	(56)	(32)	(113)

Net Loss	$(36)	$(40)	$(223)	$(275)

Basic and Diluted Loss Per Share	$(0.03)	$(0.03)	$(0.16)	$(0.20)

Weighted Average Number of Shares Outstanding	1,383	1,383	1,383	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:

Net Loss	$(223)	$(275)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	435	404
Changes in Assets and Liabilities:
Accounts Receivable	(305)	23
Inventories	(28)	231
Refundable Income Taxes	—	390
Prepaid Expenses and Other Current Assets	34	21
Accounts Payable and Accrued Expenses	(633)	(80)
Customer Deposits and Deferred Revenue	(56)	(302)

Net Cash (Used in) Provided by Operating Activities	(776)	412

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(63)	(21)
Note Receivable and Other Receivable – Real Estate	1,150	—
Other Investing Activities, net	—	1

Net Cash Provided by (Used in) Investing Activities	1,087	(20)

Cash Flows from Financing Activities:
Borrowings (Payments) on Line of Credit	250	(50)
Payments on Long-Term Debt	(739)	(393)

Net Cash Used in Financing Activities	(489)	(443)

Net Decrease in Cash and Cash Equivalents	(178)	(51)
Cash and Cash Equivalents, Beginning of Period	204	76

Cash and Cash Equivalents, End of Period	$26	$25

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$34	$114

Income Taxes Paid, Net	$52	$(387)

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

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2004	September 30, 2003
Raw Materials	$236	$259

Work-in-Process	2,835	2,772

Finished Goods	52	45

	$3,123	$3,076

4. Note Receivable and Other Receivable – Real Estate

On September 29, 2003, the Company completed the sale of two parcels of real estate in North Falmouth, Massachusetts (the South Side parcel and the North Side parcel), for a total sales price of $2,500. The real estate had a net book value of approximately $171 and the sale resulted in a gain of $2,208 that was recorded in fiscal year 2003. The gross proceeds of $1,300 for the South Side parcel were received on September 30, 2003. The gross proceeds for the North Side parcel were $1,200, consisting of a promissory note in the amount of $300 from the buyer and an additional $850, net of $50 of commissions, which proceeds were held in escrow until the recording of the deed for the North Side parcel was complete. The Company received the $850 in proceeds from escrow on October 17, 2003. The Company received the $300 from the promissory note on October 24, 2003.

5. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Three Months Ended March 31,		Six Months Ended March 31
	2004	2003	2004	2003
Basic weighted average common shares outstanding	1,383	1,383	1,383	1,383
Weighted average common share equivalents	—	—	—	—

Diluted weighted average shares outstanding	1,383	1,383	1,383	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Options to purchase common stock	163	387	183	401

6. Stock Options

At March 31, 2004, the Company had two stock-based compensation plans (one employee and one non-employee director’s plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The weighted average assumptions used were as follows:

	Six Months Ended March 31,
	2004	2003
Risk-free interest rate	3.26% - 3.96%	3.52% - 3.58%

Expected dividend yield	—	—

Expected life (in years)	7	7

Expected volatility	60%	40%

Had compensation cost for the Company’s stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the periods shown below would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss as reported:	$(36)	$(40)	$(223)	$(275)

Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(42)	(60)	(82)	(118)

Pro forma net loss	$(78)	$(100)	$(305)	$(393)

Basic and diluted loss per share
As reported	$(0.06)	$(0.03)	$(0.16)	$(0.20)

Pro forma	$(0.05)	$(0.07)	$(0.22)	$(0.28)

7. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$2,757	$2,399	$5,208	$4,809
Package Inspection Systems	1,438	2,020	2,810	3,962

Total	$4,195	$4,419	$8,018	$8,771

Gross Profit:
Undersea Systems	$1,210	$942	$2,081	$1,668
Package Inspection Systems	551	842	1,122	1,652

Total	$1,761	$1,784	$3,203	$3,320

(Loss) Income from Operations:
Undersea Systems	$218	$(65)	$67	$(314)
Package Inspection Systems	(238)	81	(258)	152

Total	$(20)	$16	$(191)	$(162)

Identifiable Assets:
Undersea Systems			$5,674	$6,481
Package Inspection Systems			2,011	1,840
Corporate Assets			684	2,168

Total			$8,369	$10,489

Depreciation:
Undersea Systems	$35	$81	$132	$160
Package Inspection Systems	67	46	152	95
Corporate Assets	11	11	24	22

Total	$113	$138	$308	$277

Purchases of Fixed Assets:
Undersea Systems	$21	$2	$35	$12
Package Inspection Systems	6	1	8	5
Corporate Assets	2	—	20	4

Total	$29	$3	$63	$21

Revenues by geographic area for the three and six months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Geographic Area:
United States	$2,221	$2,927	$4,471	$6,201
Other	1,974	1,492	3,547	2,570

Total	$4,195	$4,419	$8,018	$8,771

Revenues by product line within the Undersea Systems segment were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Product Line:
Underwater Acoustics	$1,044	$1,102	$2,235	$2,267
Geophysical Exploration Equipment	814	1,019	1,591	2,020
Other Undersea Products	899	278	1,382	522

Total	$2,757	$2,399	$5,208	$4,809

The Package Inspection Systems segment has only one product line.

8. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (4.0% at March 31, 2004) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. In connection with the land sale discussed in Note 4, the Company paid down the principal balance on this term loan by $600 on October 17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23. Principal payments under the term note will be $140 for the remainder of fiscal year 2004 and $279 and $255 in fiscal years 2005 and 2006, respectively.

The line of credit expires on January 31, 2005. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. The interest rate under the line of credit accrues at prime (4.0% at March 31, 2004) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of March 31, 2004. There were $250 in advances outstanding under the line of credit as of March 31, 2004. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2004, the Company was in compliance with these covenants.

9. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive loss other than net loss.

10. Supplemental Disclosure of Non-Cash Activities

The following is the disclosure of non-cash investing activities:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Transfer of inventory to property, plant, and equipment as demonstration equipment	$167	$176	$443	$391

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

During the fiscal years ended September 30, 2003, 2002, and 2001, the Company experienced a decrease in sales and incurred losses from operations. As a result, the Company did not satisfy several of the financial covenants under its line of credit and term loan agreement with its bank. The Company obtained a waiver of these defaults and new financial covenants were established based upon the Company’s projections for the year ending September 30, 2004. Management believes that its projections for profitability in fiscal 2004 are attainable. These projections largely rest on several successful new product introductions and cost savings measures. Included in the Company’s projections are the sales of four new products. To the date of this filing, three of these products have been made available for sale and firm orders have been received and shipments made for each of these products.

While there can be no guarantee that the Company will attain these projections, management believes the Company will have sufficient cash flows from operations, cash balances, availability from its line of credit and other potential financing techniques to continue operating for the next twelve months. If the Company does not meet its loan covenants or its projections, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

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

1. Revenue Recognition

Revenue is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. The Company follows EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This includes arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. Revenue is allocated to the multiple elements based upon the relative fair values of the elements. The Company generally recognizes revenue from each of these elements as each element is delivered or performed. Amounts received from customers for future delivery are shown as customer deposits in the accompanying condensed consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

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

4. Goodwill

The goodwill associated with the Company’s 1999 acquisition of Datasonics, Inc. is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal 2003, the Company completed a valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units’ book value. The valuation indicated that goodwill for the Undersea Systems business segment was not impaired. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish market value for the Company’s reporting units is based upon management’s judgment.

5. Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Results of Operations – Three months ended March 31, 2004 compared with three months ended March 31, 2003.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net Sales	100.0%	100.0%
Cost of Sales	58.0%	59.6%

Gross Profit	42.0%	40.4%
Selling, General and Administrative Expenses	31.0%	29.0%
Research and Development Expenses	10.1%	9.6%
Amortization of Acquired Intangibles	1.4%	1.4%

(Loss) Income from Operations	(0.5)%	0.4%
Interest Expense	(0.4)%	(1.3)%

Net Loss	(0.9)%	(0.9)%

The Company evaluates its sales by segments:

	Three Months Ended March 31,
	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$2,757	$2,399
Package Inspection Systems	1,438	2,020

Total	$4,195	$4,419

Sales. Net sales decreased by 5.1% in the three months ended March 31, 2004 to $4,195 as compared to $4,419 in the three months ended March 31, 2003.

The table of sales by product line within the Undersea Systems Division is as follows:

	Three Months Ended March 31,
	2004	2003
Product Line:
Underwater Acoustics	$1,044	$1,102
Geophysical Exploration Equipment	814	1,019
Other Undersea Products	899	278

Total	$2,757	$2,399

Sales of the Undersea Systems Division increased by 14.9% to $2,757 in the three months ended March 31, 2004 as compared to $2,399 in the three months ended March 31, 2003. The increase in sales was primarily concentrated in Other Undersea Products which contains shipments of the Company’s remotely operated vehicles (ROVs), including the new Stingray, and increased demand for the Company’s glass instrument housings, which increased by $603 in total, as compared to the three months ended March 31, 2003. This was partially offset by decreases in the Geophysical Exploration Equipment and Underwater Acoustics product lines. Although sales of geophysical hydrophones for use by the Government and commercially for use in exploration by the oil and gas industry increased by $155 in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, sales of geophysical systems decreased by $362 in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Sales of the Package Inspection Systems Division decreased by 28.8% to $1,438 in the three months ended March 31, 2004 as compared to $2,020 in the three months ended March 31, 2003. The decrease resulted largely from the timing of orders and design problems related to the launch of new products. The Company has made significant progress in resolving these issues. Although it may take some additional time, the Package Inspection Systems Division is expected to regain its momentum in future quarters. The Package Inspection Systems segment has only one product line.

Sales to customers outside of the United States increased by 32.3% to $1,974 in the three months ended March 31, 2004 as compared to $1,492 in the three months ended March 31, 2003. The increase in sales to customers outside of the United States was primarily in Other Undersea Products where foreign sales of glass instrument housings and ROVs increased by $589 in total, and was partially offset by decreases in Underwater Acoustics of $125.

Gross Profit. Gross profit decreased by 1.3% to $1,761 for the three months ended March 31, 2004 as compared to $1,784 for the three months ended March 31, 2003. As a percentage of sales, gross profit was 42.0% in the three months ended March 31, 2004 as compared to 40.4% in the three months ended March 31, 2003. The increase in gross profit percentage is attributed primarily to improved gross margins within the Undersea Systems Division resulting from favorable pricing, reduced manufacturing variances, and a decrease in the inventory reserve requirements for excess and obsolete inventories and is offset slightly by the decrease in gross margins of the Package Inspection Systems Division. Package Inspection Systems Division gross margins for the three months ended March 31, 2004 were slightly less than those for the three months ended March 31, 2003 as a result of lower sales volume and product mix in the three months ended March 31, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 1.2% to $1,298 for the three months ended March 31, 2004 as compared to $1,283 in the three months ended March 31, 2003. As a percentage of sales, selling, general and administrative expenses increased to 31.0% in the three months ended March 31, 2004 as compared to 29.0% for the three months ended March 31, 2003. The increase in selling, general and administrative expenses as a percentage of sales is a result of decreased sales volume and increased sales commissions due to a change in sales mix, which was not offset by the reduced spending on other selling, general and administrative expenses as compared to the three months ended March 31, 2003.

Research and Development Expenses. Research and development expenses decreased 0.5% to $424 for the three months ended March 31, 2004 as compared to $426 in the three months ended March 31, 2003. As a percentage of sales, research and development expenses increased to 10.1% of sales in the three months ended March 31, 2004 from 9.6% in the three months ended March 31, 2003. The increase in the research and development expenses as a percentage of sales is primarily a result of lower sales volume than in the three months ended March 31, 2003. The Company anticipates that the spending on research and development will remain at the current level for the remainder of fiscal year 2004.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $59 in each of the three month periods ended March 31, 2004 and 2003. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Expense. Interest expense decreased to $16 in the three months ended March 31, 2004 as compared to $56 in the three months ended March 31, 2003. The decrease in interest expense was a result of the reduction in the outstanding principal balance in October 2003 on the variable rate term loan used to finance the Datasonics acquisition.

Results of Operations – Six months of fiscal year 2004 compared with six months of fiscal year 2003.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Six Months Ended
	March 31, 2004	March 31, 2003
Net Sales	100.0%	100.0%
Cost of Sales	60.1%	62.1%

Gross Profit	39.9%	37.9%
Selling, General and Administrative Expenses	30.9%	29.0%
Research and Development Expenses	9.9%	9.4%
Amortization of Acquired Intangibles	1.5%	1.3%

Loss from Operations	(2.4)%	(1.8)%
Interest Expense	(0.4)%	(1.3)%

Net Loss	(2.8)%	(3.1)%

The Company evaluates its sales by segments:

	Six Months Ended March 31,
	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$5,208	$4,809
Package Inspection Systems	2,810	3,962

Total	$8,018	$8,771

Sales. Net sales decreased by 8.6% in the first six months of fiscal year 2004 to $8,018 as compared to $8,771 in the first six months of fiscal year 2003.

The table of sales by product line within the Undersea Systems Division is as follows:

	Six Months Ended March 31,
	2004	2003
Product Line:
Underwater Acoustics	$2,235	$2,267
Geophysical Exploration Equipment	1,591	2,020
Other Undersea Products	1,382	522

Total	$5,208	$4,809

Sales of the Undersea Systems Division increased by 8.3% to $5,208 in the first six months of fiscal year 2004 as compared to $4,809 in the first six months of fiscal year 2003. The increase in sales was primarily concentrated in Other Undersea Products which contained shipments of the Company’s robotic products, including its new Stingray remotely operated vehicle (ROV) and increased demand for the Company’s glass instrument housings, which increased by $891 in total, as compared to the first six months of fiscal year 2003. This was partially offset by a decrease in sales in the Geophysical Exploration Equipment product line. Although sales of geophysical hydrophones for use by the Government and commercially for use in exploration by the oil and gas industry increased by $445 in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003, sales of geophysical systems decreased by $910 in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003.

Sales of the Package Inspection Systems Division decreased by 29.1% to $2,810 in the first six months of fiscal year 2004 as compared to $3,962 in the first six months of fiscal year 2003. The decrease resulted largely from the timing of orders and design problems related to the launch of new products. The Company has made significant progress in resolving these issues. Although it may take some additional time, the Package Inspection Systems Division is expected to regain its momentum in future quarters. The Package Inspection Systems segment has only one product line.

Sales to customers outside of the United States increased by 38.0% to $3,547 in the first six months of fiscal year 2004 as compared to $2,570 in the first six months of fiscal year 2003. The increase in sales to customers outside of the United States was primarily in Other Undersea Products where foreign sales of glass instrument housings and ROVs increased by $713 in total, Geophysical Exploration equipment which was up by $343, and partially offset by a decrease in foreign sales of Underwater Acoustics of $95. Package Inspection Systems Division foreign sales were up by $135.

Gross Profit. Gross profit decreased by 3.5% to $3,203 for the first six months of fiscal year 2004 as compared to $3,320 for the first six months of fiscal year 2003. As a percentage of sales, gross profit was 39.9% in the first six months of fiscal year 2004 as compared to 37.9% in the first six months of fiscal year 2003. The increase in gross profit percentage is attributed primarily to improved gross margins within the Undersea Systems Division resulting from favorable pricing, reduced manufacturing variances, and a decrease in the reserve requirements for excess and obsolete inventories and is offset slightly by the decrease in gross margins of the Package Inspection Systems Division. Package Inspection Systems Division gross margins were lower than the first six months of fiscal year 2003 as a result of lower sales volume and product mix in the first six months of fiscal year 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 2.3% to $2,481 for the first six months of fiscal year 2004 as compared to $2,540 in the first six months of fiscal year 2003. As a percentage of sales, selling, general and administrative expenses increased to 30.9% in the first six months of fiscal year 2004 as compared to 29.0% for the first six months of fiscal year 2003. The increase in selling, general and administrative expenses as a percentage of sales is a result of decreased sales volume and increased sales commissions as a result of sales mix which was not offset by the reduced spending on other selling, general and administrative expenses as compared to the first six months of fiscal year 2003.

Research and Development Expenses. Research and development expenses decreased 3.5% to $794 for the first six months of fiscal year 2004 as compared to $823 in the first six months of fiscal year 2003. As a percentage of sales, research and development expenses increased to 9.9% of sales in the first six months of fiscal year 2004 from 9.4% in the first six months of fiscal year 2003. The increase in the research and development expenses as a percentage of sales is primarily a result of lower sales volume than in the first six months of fiscal year 2003. The spending on research and development expenses in the first six months of fiscal year 2004 was less than in the first six months of fiscal year 2003 as the spending on one of the projects was nearing completion early in the current fiscal year. The Company anticipates that the spending on research and development will remain at the current level for the remainder of fiscal year 2004.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $119 in each of the first six months of fiscal years 2004 and 2003. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Expense. Interest expense decreased to $32 in the first six months of fiscal year 2004 as compared to $113 in the first six months of fiscal year 2003. The decrease in interest expense was a result of the reduced outstanding principal balance in October 2003 on the variable rate term loan used to finance the Datasonics acquisition.

Liquidity and Capital Resources. The Company’s cash and cash equivalents decreased $178 from September 30, 2003 to March 31, 2004.

The following table presents, for the six months ended March 31, 2004, the cash generated and used by the Company’s operations of the balance sheet accounts that affect cash flow from operations:

	Generated	Used
Net loss	$—	$(223)
Increase in accounts receivable	—	(305)
Decrease in accounts payable and accrued expenses	—	(633)
Decrease in customer deposits	—	(56)
Increase in inventories	—	(28)
Depreciation and amortization (non cash)	435	—
Decrease in prepaid expenses and other current assets	34	—

Total	$469	$(1,245)

Cash Generated	$469
Cash Used	(1,245)

Total used in operations	$(776)

Cash of $776 was used in operating activities, resulting from the $223 net loss incurred during the first six months of fiscal 2004 and the other factors shown in the table above. Accounts receivable increased by $305 during the first six months, primarily due to increased sales of $196 in March of 2004 compared to sales in September 2003 and a small increase in days sales outstanding. There were also decreases in accounts payable of $429, resulting from the use in early fiscal 2004 of some proceeds from the sale of real estate to reduce vendor obligations, in accrued expenses of $204, and in customer deposits of $56, and increases in inventory of $28, which includes $443 transferred to property, plant and equipment as demonstration equipment and $454 generated from the sale of demonstration equipment. These uses were partially offset by depreciation and amortization of $435 and decreases in prepaid expenses and other current assets of $34. The Company anticipates that its ability to attain positive cash flow from operations in the future is primarily related to its ability to reduce its operating losses, improving the collections of accounts receivable, and management of accounts payable to vendors. The Company anticipates being able to reduce its losses through a series of actions including the introduction of several new products.

The Company generated $1,087 of cash in its investing activities, primarily from the collection of $1,150 relating to the note receivable and other receivable – real estate which represented the remaining proceeds from the real estate transaction that took place on September 29, 2003.

The Company used $489 of cash in financing activities. Financing activities include the payment of $739 on the term loan. Of this amount, $600 of the payments was from proceeds from the note receivable and other receivable – real estate related to the real estate sale in fiscal year 2003 and $139 was for payments of the reamortized principal under the term loan. Financing activities include $250 borrowed under the line of credit in the first six months of fiscal year 2004. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly principal payments of $70 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (4.0% at March 31, 2004) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. In connection with the land sale discussed in Note 4, the Company paid down the principal balance on this term loan by $600 on October 17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23 and to modify the covenants. Principal payments under the term note will be $140 for the remainder of fiscal year 2004 and $279 and $255 in fiscal years 2005 and 2006, respectively.

The line of credit expires on January 31, 2005. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. Borrowings under the line of credit accrue interest at prime (4.0% at March 31, 2004) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of March 31, 2004. There were $250 in advances outstanding under the line of credit as of March 31, 2004. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2004, the Company was in compliance with these covenants.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this Quarterly Report on Form 10-QSB and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing, regulatory changes and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Registrant (the “Meeting”) was held on March 8, 2004.

(b)	The Registrant solicited proxies for the Meeting pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

(c)	The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

(i)	Election of Directors:

Nominee	For	Withheld
A. Theodore Mollegen, Jr.	1,269,487	8,058
Stephen D. Fantone	1,066,304	211,241

The other directors whose term of office as a director continued after the Meeting are: Arthur L. Fatum, Ronald L. Marsiglio, Samuel O. Raymond, and Gary K. Willis.

(ii)	Authorization of appointment of BDO Seidman, LLP as independent auditors for 2004:

For	Against	Abstain
1,262,085	2,800	12,662

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits set forth in the Exhibit Index on the following page are filed herewith (or incorporated by reference to the Company’s previous filings) as a part of this report.

(b)	Reports on Form 8-K

During the fiscal three months ended March 31, 2004, the Company filed one report on Form 8-K (dated February 9, 2004). That report furnished, under Item 12, a copy of its public announcement on February 9, 2004 of its results of operations and financial condition for the first quarter of fiscal 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By	/s/ Francis E. Dunne, Jr.
Francis E. Dunne, Jr.
Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial and Accounting Officer)

DATE: May 12, 2004

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

2

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

3

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

4

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

6