Form 10QSB
period 2004-06-30
BENTHOS INC
filed 2004-08-11
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3	1,388,165
(Class)	(Outstanding stock at August 6, 2004)

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE THREE MONTHS ENDED

JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2004	September 30, 2003
Assets
Current Assets:
Cash and Cash Equivalents	$49	$204
Accounts Receivable, Net	3,052	2,535
Inventories	3,039	3,076
Prepaid Expenses and Other Current Assets	139	153
Note Receivable and Other Receivable – Real Estate	—	1,150

Total Current Assets	6,279	7,118

Property, Plant and Equipment, Net	1,165	1,568
Goodwill	576	576
Acquired Intangible Assets, Net	277	456
Other Assets, Net	40	52

	$8,337	$9,770

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$279	$879
Accounts Payable	1,343	2,160
Accrued Expenses	1,121	1,161
Customer Deposits	261	261

Total Current Liabilities	3,004	4,461

Long-Term Debt, Net of Current Portion	325	534

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value- Authorized – 7,500 Shares Issued – 1,653 Shares at June 30, 2004 and September 30, 2003	110	110
Capital in Excess of Par Value	1,569	1,569
Retained Earnings	3,960	3,727
Treasury Stock, at Cost– 270 shares at June 30, 2004 and September 30, 2003	(631)	(631)

Total Stockholders’ Investment	5,008	4,775

	$8,337	$9,770

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net Sales	$5,746	$4,406	$13,764	$13,177

Cost of Sales	3,336	2,625	8,151	8,076

Gross Profit	2,410	1,781	5,613	5,101

Selling, General & Administrative Expenses	1,438	1,205	3,919	3,745
Research and Development Expenses	430	444	1,224	1,267
Amortization of Acquired Intangibles	60	60	179	179

Income (Loss) from Operations	482	72	291	(90)

Interest Income	1	2	1	2
Interest Expense	(15)	(48)	(47)	(161)

Income (Loss) before Income Taxes	468	26	245	(249)

Provision for Income Taxes	12	—	12	—

Net Income (Loss)	$456	$26	$233	$(249)

Basic Earnings (Loss) Per Share	$0.33	$0.02	$0.17	$(0.18)

Diluted Earnings (Loss) Per Share	$0.31	$0.02	$0.17	$(0.18)

Weighted Average Number of Shares Outstanding	1,383	1,383	1,383	1,383

Weighted Average Number of Shares Outstanding, Assuming Dilution	1,452	1,391	1,406	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

(See Note 10)

	Nine Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:

Net Income (Loss)	$233	$(249)

Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	730	628
Changes in Assets and Liabilities:
Accounts Receivable	(517)	640
Inventories	(21)	(235)
Refundable Income Taxes	—	393
Prepaid Expenses and Other Current Assets	14	39
Deferred Tax Asset	—	385
Accounts Payable and Accrued Expenses	(857)	(821)
Customer Deposits and Deferred Revenue	—	(77)

Net Cash (Used in) Provided by Operating Activities	(418)	703

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(78)	(126)
Note Receivable and Other Receivable – Real Estate	1,150	—

Net Cash Provided by (Used in) Investing Activities	1,072	(126)

Cash Flows from Financing Activities:
Payments on Line of Credit	—	(50)
Payments on Long-Term Debt	(809)	(590)

Net Cash Used in Financing Activities	(809)	(640)

Net Decrease in Cash and Cash Equivalents	(155)	(63)

Cash and Cash Equivalents, Beginning of Period	204	76

Cash and Cash Equivalents, End of Period	$49	$13

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$52	$162

Income Taxes Paid, Net	$77	$(774)

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003, included in the Company’s previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2004	September 30, 2003
Raw Materials	$259	$259

Work-in-Process	2,765	2,772

Finished Goods	15	45

	$3,039	$3,076

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

5. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30
	2004	2003	2004	2003
Basic weighted average common shares outstanding	1,383	1,383	1,383	1,383
Weighted average common share equivalents	69	8	23	—

Diluted weighted average shares outstanding	1,452	1,391	1,406	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	146	323	171	375

6. Stock Options

At June 30, 2004, the Company had two stock-based compensation plans (one employee and one non-employee director’s plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The weighted average assumptions used were as follows:

	Nine Months Ended June 30,
	2004	2003
Risk-free interest rate	3.26% - 3.96%	3.49% - 3.58%
Expected dividend yield	—	—
Expected life (in years)	7	7
Expected volatility	60%	40%

Had compensation cost for the Company’s stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and income (loss) per share for the periods shown below would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported:	$456	$26	$233	$(249)
Add:
Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(42)	(62)	(124)	(180)

Pro forma net income (loss)	$414	$(36)	$109	$(429)

Basic income (loss) income per share
As reported	$0.33	$0.02	$0.17	$(0.18)
Pro forma	$0.30	$(0.03)	$0.08	$(0.31)
Diluted income (loss) income per share
As reported	$0.31	$0.02	$0.17	$(0.18)
Pro forma	$0.29	$(0.03)	$0.08	$(0.31)

7. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$3,352	$2,652	$8,560	$7,461
Package Inspection Systems	2,394	1,754	5,204	5,716

Total	$5,746	$4,406	$13,764	$13,177

Gross Profit:
Undersea Systems	$1,378	$1,077	$3,459	$2,730
Package Inspection Systems	1,032	704	2,154	2,371

Total	$2,410	$1,781	$5,613	$5,101

Income (Loss) from Operations:
Undersea Systems	$242	$48	$309	$(266)
Package Inspection Systems	240	24	(18)	176

Total	$482	$72	$291	$(90)

Identifiable Assets:
Undersea Systems			$5,188	$6,081
Package Inspection Systems			2,425	1,976
Corporate Assets			724	1,745

Total			$8,337	$9,802

Depreciation:
Undersea Systems	$85	$81	$217	$241
Package Inspection Systems	120	69	272	164
Corporate Assets	26	11	50	33

Total	$231	$161	$539	$438

Purchases of Fixed Assets:
Undersea Systems	$13	$30	$48	$42
Package Inspection Systems	2	9	10	14
Corporate Assets	—	66	20	70

Total	$15	$105	$78	$126

Revenues by geographic area for the three and nine months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Geographic Area:
United States	$2,188	$3,030	$6,659	$9,231
Germany	729	50	765	255
Other	2,829	1,326	6,340	3,691

Total	$5,746	$4,406	$13,764	$13,177

Revenues by product line within the Undersea Systems segment were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Product Line:
Underwater Acoustics	$1,268	$1,302	$3,503	$3,569
Geophysical Exploration Equipment	1,353	908	2,944	2,929
Other Undersea Products	731	442	2,113	963

Total	$3,352	$2,652	$8,560	$7,461

The Package Inspection Systems segment has only one product line.

8. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (4.0% at June 30, 2004) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. In connection with the land sale discussed in Note 4, the Company paid down the $1,413 principal balance on this term loan by $600 on October 17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23. Principal payments under the term note will be $70 for the remainder of fiscal year 2004 and $279 and $255 in fiscal years 2005 and 2006, respectively.

The line of credit expires on January 31, 2005. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. The interest rate under the line of credit accrues at prime (4.0% at June 30, 2004) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of June 30, 2004. There were no advances outstanding under the line of credit as of June 30, 2004. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of June 30, 2004, the Company was in compliance with these covenants.

9. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

10. Supplemental Disclosure of Non-Cash Activities

The following is the disclosure of non-cash investing activities:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Transfer of inventory to property, plant, and equipment as demonstration equipment	$204	$323	$647	$714

During the nine months ended June 30, 2003, the Company reclassified $187 of property, plant and equipment to assets held for sale related to the real estate that was sold in September 2003.

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

For the quarter ended June 30, 2004, Benthos recorded sales of $5,746 as compared to $4,406 for the three months ended June 30, 2003. The revenue growth was reflected in both the Undersea and Package Inspection Systems Divisions. The growth in the sales by the Undersea Systems Division was attributable to increased demand for geophysical hydrophones for use by Government and commercial entities for use in exploration by the oil and gas industry, glass instrument housings and modems. The 36.5% increase in sales of the Package Inspection Systems Division for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was related to the timing of orders and the resolution of certain previously reported design problems experienced in connection with the launch of new products. The increase in sales volume and mix contributed substantially to the increase in the Company’s gross profit and the resultant increases in operating, pre-tax and net income as further discussed below in the gross profit discussion under “Results of Operations.”

The 158.6% increase in sales to customers outside of the United States for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was attributable to large international orders for Package Inspection Systems Division products and geophysical hydrophones used in exploration by the oil and gas industry. The Company generally prices its international sales in U.S. dollars. The prospect for international shipments of geophysical hydrophones is expected to continue in the next few months.

During the fiscal years ended September 30, 2003, 2002, and 2001, the Company experienced a decrease in sales and incurred losses from operations. As a result, the Company did not satisfy several of the financial covenants under its line of credit and term loan agreement with its bank. The Company obtained a waiver of these defaults and new financial covenants were established based upon the Company’s projections for the year ending September 30, 2004. Through June 30, 2004, the Company has met these revised covenants. Management believes that its projections for profitability in fiscal 2004 are attainable. These projections largely rest on several successful new product introductions and cost savings measures. Included in the Company’s projections are the sales of four new products. To the date of this filing, three of these products have been made available for sale and firm orders have been received and shipments made for each of these products.

While there can be no guarantee that the Company will attain these projections, management believes the Company will have sufficient cash flows from operations, cash balances, availability from its line of credit and other potential financing techniques to meet its operating cash requirements for at least the next twelve months. If the Company does not meet its loan covenants or its projections, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

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

Results of Operations – Three months ended June 30, 2004 compared with three months ended June 30, 2003.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Three Months Ended
	June 30, 2004	June 30, 2003
Net Sales	100.0%	100.0%

Cost of Sales	58.1%	59.6%

Gross Profit	41.9%	40.4%
Selling, General and Administrative Expenses	25.0%	27.3%
Research and Development Expenses	7.5%	10.1%
Amortization of Acquired Intangibles	1.0%	1.4%

Income from Operations	8.4%	1.6%
Interest Expense	(0.3)%	(1.0)%

Income before Income Taxes	8.1%	0.6%
Provision for Income Taxes	0.2%	—%

Net Income	7.9%	0.6%

The Company evaluates its sales by segments:

	Three Months Ended June 30,
	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$3,352	$2,652
Package Inspection Systems	2,394	1,754

Total	$5,746	$4,406

Sales. Net sales increased by 30.4% in the three months ended June 30, 2004 to $5,746 as compared to $4,406 in the three months ended June 30, 2003.

The table of sales by product line within the Undersea Systems Division is as follows:

	Three Months Ended June 30,
	2004	2003
Product Line:
Underwater Acoustics	$1,268	$1,302
Geophysical Exploration Equipment	1,353	908
Other Undersea Products	731	442

Total	$3,352	$2,652

Sales in the Undersea Systems Division increased by 26.4% to $3,352 in the three months ended June 30, 2004 as compared to $2,652 in the three months ended June 30, 2003. The increase in sales was primarily concentrated in the Geophysical Exploration Equipment product line where sales increased by $445 in total, as compared to the three months ended June 30, 2003. Within this product line, sales of geophysical hydrophones for use by Government and commercial entities for use in exploration by the oil and gas industry increased by $953 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, and sales of geophysical systems decreased by $509 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Other Undersea Products, which contains shipments of the Company’s glass instrument housings, increased by $289. The Company anticipates that sales of geophysical hydrophones will remain strong in the next three months as a result of demand from the oil and gas industry and sales of glass instrument housings to remain strong in the next nine months as a result of anticipated sales to an international research project. However, the Company believes that in 2005, there will be increased competition in the geophysical hydrophone market as a result of the recent upturn in market demand.

Sales of the Package Inspection Systems Division increased by 36.5% to $2,394 in the three months ended June 30, 2004 as compared to $1,754 in the three months ended June 30, 2003. The increase resulted largely from the timing of orders. The Company anticipates sales of this product line to exceed its sales performance in the final three months of fiscal year 2003. The Package Inspection Systems segment has only one product line.

Sales to customers outside of the United States increased by 158.6% to $3,558 in the three months ended June 30, 2004 as compared to $1,376 in the three months ended June 30, 2003. The increase in sales to customers outside of the United States was primarily in the Package Inspection Systems Division where foreign sales increased by $954 and in Other Undersea Products where foreign sales of geophysical hydrophones for use by Government and commercial entities for use in exploration by the oil and gas industry and geophysical systems increased by $989. The Company anticipates that foreign sales of geophysical hydrophones will remain strong in the next few months but that foreign sales of Package Inspection Division products will not show the gains that were evident in the current three month period.

Gross Profit. Gross profit increased by 35.3% to $2,410 for the three months ended June 30, 2004 as compared to $1,781 for the three months ended June 30, 2003. As a percentage of sales, gross profit was 41.9% in the three months ended June 30, 2004 as compared to 40.4% in the three months ended June 30, 2003. The increase in gross profit percentage is attributed primarily to improved gross margins within both the Undersea Systems and Package Inspection Divisions resulting from increased sales volume and reduced manufacturing variances. The Company anticipates that it will maintain or improve the gross profit as a percentage of sales that it achieved in the past three months in the fourth quarter of the current fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 19.3% to $1,438 for the three months ended June 30, 2004 as compared to $1,205 in the three months ended June 30, 2003. As a percentage of sales, selling, general and administrative expenses decreased to 25.0% in the three months ended June 30, 2004 as compared to 27.3% for the three months ended June 30, 2003. The decrease in selling, general and administrative expenses as a percentage of sales is a result of increased sales volume and decreased selling expenses ($85), offset partially by an increase in sales commissions ($81) due to increased sales volume and sales mix, and provisions for incentive compensation ($135) and profit sharing ($20) as compared to the three months ended June 30, 2003.

Research and Development Expenses. Research and development expenses decreased 3.2% to $430 for the three months ended June 30, 2004 as compared to $444 in the three months ended June 30, 2003. As a percentage of sales, research and development expenses decreased to 7.5% of sales in the three months ended June 30, 2004 from 10.1% in the three months ended June 30, 2003. The decrease in the research and development expenses as a percentage of sales is primarily a result of higher sales volume than in the three months ended June 30, 2003. The Company anticipates that the spending on research and development will remain at the current level for the remainder of fiscal year 2004.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60 in each of the three month periods ended June 30, 2004 and 2003. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Income. Interest income was $1 in the three months ended June 30, 2004 as compared to $2 in the three months ended June 30, 2003.

Interest Expense. Interest expense decreased to $15 in the three months ended June 30, 2004 as compared to $48 in the three months ended June 30, 2003. The decrease in interest expense was a result of the reduction in the outstanding principal balance in October 2003 on the variable rate term loan used to finance the Datasonics acquisition.

Results of Operations –Nine months of fiscal year 2004 compared with nine months of fiscal year 2003.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Nine Months Ended
	June 30, 2004	June 30, 2003
Net Sales	100.0%	100.0%
Cost of Sales	59.2%	61.3%

Gross Profit	40.8%	38.7%
Selling, General and Administrative Expenses	28.5%	28.4%
Research and Development Expenses	8.9%	9.6%
Amortization of Acquired Intangibles	1.3%	1.4%

Income (Loss) from Operations	2.1%	(.7)%
Interest Expense	(0.3)%	(1.2)%

Income (Loss) before Income Taxes	1.8%	(1.9)%
Provision for Income Taxes	0.1%	—%

Net Income (Loss)	1.7%	(1.9)%

The Company evaluates its sales by segments:

	Nine Months Ended June 30,
	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$8,560	$7,461
Package Inspection Systems	5,204	5,716

Total	$13,764	$13,177

Sales. Net sales increased by 4.5% in the first nine months of fiscal year 2004 to $13,764 as compared to $13,177 in the first nine months of fiscal year 2003.

The table of sales by product line within the Undersea Systems Division is as follows:

	Nine Months Ended June 30,
	2004	2003
Product Line:
Underwater Acoustics	$3,503	$3,569
Geophysical Exploration Equipment	2,944	2,929
Other Undersea Products	2,113	963

Total	$8,560	$7,461

Sales in the Undersea Systems Division increased by 14.7% to $8,560 in the first nine months of fiscal year 2004 as compared to $7,461 in the first nine months of fiscal year 2003. The increase in sales was primarily concentrated in Other Undersea Products which contained shipments of the Company’s robotic products, including its new Stingray remotely operated vehicle (ROV) and increased demand for the Company’s glass instrument housings which increased by $822, as compared to the first nine months of fiscal year 2003. There was also an increase in sales in the Geophysical Exploration Equipment product line where sales of geophysical hydrophones for use by the Government and commercial entities for use in exploration by the oil and gas industry increased by $1,433 in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003, and sales of geophysical systems decreased by $1,418 in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003. The Company anticipates that sales of geophysical hydrophones will remain strong in the next three months as a result of demand from the oil and gas industry and sales of glass instrument housings to remain strong in the next nine months as the result of anticipated sales to an international research project. However, the Company believes that in 2005, there will be increased competition in the geophysical hydrophone market as a result of the recent upturn in market demand.

Sales of the Package Inspection Systems Division decreased by 9.0% to $5,204 in the first nine months of fiscal year 2004 as compared to $5,716 in the first nine months of fiscal year 2003. The decrease resulted largely from the timing of orders and design problems, earlier in fiscal year 2004, related to the launch of new products. The Company has made significant progress in resolving these issues. The Package Inspection Systems Division is planning to maintain its momentum in future quarters. The Company anticipates sales of this product line to exceed its sales performance in the final three months of fiscal year 2003 and to approach its record performance achieved in fiscal year 2003. The Package Inspection Systems segment has only one product line.

Sales to customers outside of the United States increased by 80.1% to $7,105 in the first nine months of fiscal year 2004 as compared to $3,946 in the first nine months of fiscal year 2003. The increase in sales to customers outside of the United States was primarily in the Package Inspection Systems Division where foreign sales increased by $1,093, in Other Undersea Products where foreign sales of glass instrument housings and ROVs increased by $898 in total, in Geophysical Exploration equipment which was up by $1,252, and partially offset by a decrease in foreign sales of Underwater Acoustics of $96.

Gross Profit. Gross profit increased by 10.0% to $5,613 for the first nine months of fiscal year 2004 as compared to $5,101 for the first nine months of fiscal year 2003. As a percentage of sales, gross profit was 40.8% in the first nine months of fiscal year 2004 as compared to 38.7% in the first nine months of fiscal year 2003. The increase in gross profit percentage is attributed primarily to improved gross margins within the Undersea Systems Division resulting from reduced manufacturing variances and a decrease in the reserve requirements for excess and obsolete inventories and is offset slightly by the decrease in gross margins of the Package Inspection Systems Division. Package Inspection Systems Division gross margins were lower than the first nine months of fiscal year 2003 as a result of lower sales volume and product mix in the first nine months of fiscal year 2004. The Company anticipates that it will maintain or improve the gross profit as a percentage of sales that it achieved in the first nine months of the current fiscal year in the fourth quarter of the current fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 4.6% to $3,919 for the first nine months of fiscal year 2004 as compared to $3,745 in the first nine months of fiscal year 2003. As a percentage of sales, selling, general and administrative expenses increased to 28.5% in the first nine months of fiscal year 2004 as compared to 28.4% for the first nine months of fiscal year 2003. The increase in selling, general and administrative expenses as a percentage of sales is a result of increased sales commissions ($59) as a result of increased sales volume and mix, a provision for incentive compensation ($135) and profit sharing ($20) as compared to the first nine months of fiscal year 2003.

Research and Development Expenses. Research and development expenses decreased 3.4% to $1,224 for the first nine months of fiscal year 2004 as compared to $1,267 in the first nine months of fiscal year 2003. As a percentage of sales, research and development expenses decreased to 8.9% of sales in the first nine months of fiscal year 2004 from 9.6% in the first nine months of fiscal year 2003. The decrease in the research and development expenses as a percentage of sales is primarily a result of higher sales volume than in the first nine months of fiscal year 2003. The spending on research and development expenses in the first nine months of fiscal year 2004 was less than in the first nine months of fiscal year 2003 as the spending on one of the projects was nearing completion early in the current fiscal year. The Company anticipates that the spending on research and development will remain at the current level for the remainder of fiscal year 2004.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $179 in each of the first nine months of fiscal years 2004 and 2003. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999.

Interest Income. Interest income was $1 in the first nine months of fiscal year 2004 as compared to $2 in the first nine months of fiscal year 2003.

Interest Expense. Interest expense decreased to $47 in the first nine months of fiscal year 2004 as compared to $161 in the first nine months of fiscal year 2003. The decrease in interest expense was a result of the reduced outstanding principal balance in October 2003 on the variable rate term loan used to finance the Datasonics acquisition.

Liquidity and Capital Resources. The Company’s cash and cash equivalents decreased $155 from September 30, 2003 to June 30, 2004.

The following table presents, for the nine months ended June 30, 2004, the cash generated and used by the Company’s operations of the balance sheet accounts that affect cash flow from operations:

	Generated	Used
Net income	$233	$—
Increase in accounts receivable	—	(517)
Decrease in accounts payable and accrued expenses	—	(857)
Increase in inventories	—	(21)
Depreciation and amortization (noncash)	730	—
Decrease in prepaid expenses and other current assets	14	—

Total	$977	$(1,395)

Cash Generated	$977
Cash Used	(1,395)

Total used in operations	$(418)

Cash of $418 was used in operating activities, resulting from the $233 net income generated during the first nine months of fiscal 2004 and the other factors shown in the table above. Accounts receivable increased by $517 during the first nine months, primarily due to increased sales in the current quarter as compared to sales in the quarter ended September 30, 2003. There were also decreases in accounts payable of $817, resulting from the use in early fiscal 2004 of some proceeds from the sale of real estate to reduce vendor obligations, decreases in accrued expenses of $40, and increases in inventory of $21, which includes $647 transferred to property, plant and equipment as demonstration equipment and $718 generated from the sale of demonstration equipment. These uses were partially offset by depreciation and amortization of $730 and decreases in prepaid expenses and other current assets of $14. The Company anticipates that its ability to attain positive cash flow from operations in the future is primarily related to its ability to maintain its operating profits, to improve the collections of accounts receivable through strict adherence to payment terms, reduction of inventories by matching receipts closer to scheduled shipment dates, and management of accounts payable to vendors. The Company anticipates being able to maintain profitability through the end of fiscal year 2004.

The Company generated $1,072 of cash in its investing activities, primarily from the collection of $1,150 relating to the note receivable and other receivable – real estate which represented the remaining proceeds from the real estate transaction that took place on September 29, 2003. The Company does not anticipate any significant uses of cash related to fixed asset purchases.

The Company used $809 of cash in financing activities. Financing activities include the payment of $809 on the term loan. Of this amount, $600 of the payments was from proceeds from the note receivable and other receivable – real estate related to the real estate sale in fiscal year 2003 and $209 was for payments of the reamortized principal under the term loan. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly principal payments of $70 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (4.0% at June 30, 2004) plus 2%, or 7%, whichever is higher. The term note matures in August 2006. In connection with the land sale discussed in Note 4, the Company paid down the $1,413 principal balance on this term loan by $600 on October 17, 2003. Subsequent to this payment, the bank and the Company amended the term loan to amortize the remaining term loan balance on a monthly basis through August 2006, thereby reducing the monthly principal payment from $64 to $23 and to modify the covenants. Principal payments under the term note will be $70 for the remainder of fiscal year 2004 and $279 and $255 in fiscal years 2005 and 2006, respectively.

The line of credit expires on January 31, 2005. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. Borrowings under the line of credit accrue interest at prime (4.0% at June 30, 2004) plus 2%, or 7%, whichever is higher. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of June 30, 2004. There were no advances outstanding under the line of credit as of June 30, 2004. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of June 30, 2004, the Company was in compliance with these covenants.

Management believes that the Company will have sufficient cash flows from operations (based on sales projections, cost reduction measures, and efficiencies), cash balances, availability from its line of credit, and other potential financing techniques to meet its operating cash requirements for at least the next twelve months. If the Company does not meet its loan covenants or its projections, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain alternative financing on commercially acceptable terms.

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

During the fiscal three months ended June 30, 2004, the Company filed one report on Form 8-K (dated May 4, 2004). That report furnished, under Item 12, a copy of its public announcement on May 4, 2004 of its results of operations and financial condition for the second quarter of fiscal 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By	/s/ Francis E. Dunne, Jr.
Francis E. Dunne, Jr.
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

DATE: August 10, 2004

BENTHOS, INC.

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond (22)

10.4	Employment Contract with John L. Coughlin (1)

10.5	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.6	Severance Agreement with John L. Coughlin (13)

10.7	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.8	Employment Agreement with Francis E. Dunne, Jr. (11)

10.9	Employment Agreement with James R. Kearbey dated as of January 1, 2003 (20)

10.10	Employee Stock Ownership Plan (1)

10.11	First Amendment to Employee Stock Ownership Plan (2)

10.12	Second Amendment to Employee Stock Ownership Plan (8)

10.13	Third Amendment to Employee Stock Ownership Plan (8)

10.14	Fourth Amendment to Employee Stock Ownership Plan (11)

10.15	Fifth Amendment to Employee Stock Ownership Plan (11)

10.16	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

10.17	401(k) Retirement Plan (1993)(1)

10.18	First Amendment to 401(k) Retirement Plan (2)

10.19	Second Amendment to 401(k) Retirement Plan (2)

10.20	Third Amendment to 401(k) Retirement Plan (3)

10.21	401(k) Retirement Plan (1999)(8)

10.22	First Amendment to 1999 401(k) Retirement Plan (11)

10.23	Second Amendment to 1999 401(k) Retirement Plan (11)

10.24	Third Amendment to 1999 401(k) Retirement Plan (14)

10.25	Benthos, Inc. 401(k) Retirement Plan dated March 2004

10.26	Supplemental Executive Retirement Plan (1)

10.27	1990 Stock Option Plan (1)

10.28	Stock Option Plan for Non-Employee Directors (1)

10.29	1998 Non-Employee Directors’ Stock Option Plan (4)

10.30	Benthos, Inc. 2000 Stock Incentive Plan (9)

10.31	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.32	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.33	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.34	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

2

10.35	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.36	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.37	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.38	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.39	Second Amendment to Credit Agreement dated December 12, 2001 (17)

10.40	Third Amendment to Credit Agreement dated January 29, 2003 (20)

10.41	Fourth Amendment to Credit Agreement dated November 3, 2003 (22)

10.42	Fifth Amendment to Credit Agreement dated January 7, 2004

10.43	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.44	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996 (6)

10.45	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998 (6)

10.46	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.47	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.48	Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.49	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

10.50	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003 (20)

10.51	Amendment of Purchase and Sale Agreement dated as of June 30, 2003 (21)

3

10.52	Second Amendment of Purchase and Sale Agreement dated as of August 11, 2003 (22)

10.53	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003 (22)

10.54	License Agreement with Simon Fraser University dated September 1, 2000

10.55	Amendment No. 1 to Simon Fraser License Agreement dated March 15, 2004

10.56	Contract with University of Wisconsin-Madison for purchase of pressure glass spheres dated January 21, 2004

21	Subsidiaries of the Registrant (19)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act

32	Statement Pursuant to 18 U.S.C. §1350

(1)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.

4

(9)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.

5

(20)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.

6