Form 10KSB
period 2004-09-30
BENTHOS INC
filed 2004-12-29
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

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

Common Stock, $.06 2/3 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

The registrant had total operating revenues of $19,850,000 for its most recent fiscal year ended September 30, 2004.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 17, 2004, based on the closing price for the stock on such date as reported on the Nasdaq SmallCap Market of $13.68 per share was $7,704,562. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,402,977 Shares of Common Stock, as of December 17, 2004

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index

Transitional Small Business Issuer Format (check one):    Yes  ☐    No  ☒

This report contains forward-looking statements that involve certain risks and uncertainties. See Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information” herein. Actual results and events may differ from those discussed in the forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Benthos, Inc. (the “Company”) was founded in 1962 to manufacture oceanographic products. It was incorporated as a Massachusetts corporation in 1965. Over the last 42 years, the Company has developed and acquired new technology and products. Currently, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division.

Undersea Systems Division

The Company’s Undersea Systems Division designs, develops, manufactures and sells products and services used in oceanographic and underwater environments to the commercial, scientific, military and governmental markets. The uses for these products include oceanographic research, oil and gas exploration and production, hydrographic survey, port and harbor security, and underwater location, marking and navigation. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, hydrophones used for geophysical exploration and sound detection, remotely operated vehicles for ship hull inspection and recovery tasks, glass flotation products used to house instruments and to provide buoyancy, side scan sonar, swath bathymetry and sub bottom profilers used for seabed imaging, acoustic modems used to transmit digital data underwater, and acoustic pingers used to locate and mark objects lost underwater such as aircraft flight data and voice recorders. The Company’s undersea products are marketed under the trade name “Benthos.”

Package Inspection Systems Division

The Company’s Package Inspection Systems Division was formed in 1971 using aspects of acoustic technology originally developed for oceanographic products. This division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical, dairy, chemical, personal care, and both alcoholic and non-alcoholic beverage industries. The customers for these systems include manufacturers of products packaged in glass bottles, aluminum and steel cans, glass jars, and flexible plastic containers. These systems are marketed under the trade name “TapTone.” TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal integrity, low or high pressure or vacuum, fill level, and similar packaging defects. TapTone systems may be used on-line as continuous inspection systems that operate at production speeds or as off-line inspection systems to periodically validate package integrity.

1.    Principal Products

Undersea Systems

The Company’s undersea products and services are divided into three distinct groups as follows:

A.  Underwater Acoustics

1.  Acoustic Devices

The Acoustics product group includes SMART™ releases, acoustic releases and companion deck control systems, transponders, and altimeters. Transponders are used to transmit and receive acoustic signals underwater for the purposes of determining location, navigation, or sending and receiving data. These products are used for scientific research, salvage and ship positioning operations. Both expendable and recoverable products are manufactured. The transponder line includes low cost versions that transmit a limited signal selection in response to a command received, as well as more sophisticated versions that can be programmed to transmit a wide variety of functions in response to received commands. Transponders are monitored by and communicate with companion deck units that are typically located on board a ship.

Acoustic releases are used to release underwater anchored products, allowing them to float to the surface, in response to an acoustic command signal transmitted from the surface. The SMART™ release uses Smart Modem And Release Technology that combines the mechanism of a release with the communication capabilities of an underwater acoustic modem. The SMART™ release can be connected to an instrument package being deployed and can transmit vital information or data samples after the deployment or on periodic inspections thereafter. The acoustic release product line includes both deep water (up to 12,000 meters), heavy duty, releases as well as shallow water (up to 600 meters), light duty, low cost releases. Releases are operated with companion deck control units.

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

3.  Acoustic Modems

Acoustic modems are used to send and receive digital data underwater using sound as the transmitting signal. The Company manufactures several different configurations of modems dependent on the specific requirements of the applications, including the SMART™ Modem. Underwater acoustic modems utilize a sending and/or receiving transducer, suitable digital electronics for coding and decoding the acoustic signals and proprietary software algorithms to enable the modems to work in the underwater environment.

Military applications of acoustic modems include: Unmanned undersea vehicles (UUV), autonomous undersea vehicles (AUV), command and control, autonomous ocean sampling network communications, and tactical underwater local area networks. Oceanographic applications include real time command, control and acquisition of data from underwater instrumentation such as: acoustic Doppler current profilers, current meters, tide gauges, and tsunami warning systems. Offshore oil and gas industry applications include: Command, control and acquisition of data from underwater instrumentation, long range communications with remote wellhead locations, and wireless communications between platform and sea floor instrumentation.

The SMART™ Modem is a modem electronic system imbedded in a glass float and combined with a release mechanism. This combination provides the communication capability of a modem with the buoyancy and release system used for self recovery.

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

2.  Geophysical Systems

The geophysical systems product line has two main components:

Side scan sonar systems consist of an underwater towed body, commonly referred to as a “towfish” and an electronic control and display package. The towfish emits an acoustic signal while it is being towed and then listens for the signal’s reflections that are generated by objects on the sea floor. These echoes are then manipulated electronically and by software and used to generate an image of the sea floor. Side scan sonars are commonly used to conduct underwater surveys in order to plan the routing of pipes and cables, locate shipwrecks and similar objects and determine the overall structure and nature of the ocean bottom. The Company has recently added swath bathymetry to the side scan sonar enabling a topographic representation of the data in a three dimensional (3D) view.

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

C.  Other

This category of products in the Undersea Systems Division includes:

1.  Remotely Operated Vehicles (ROVs)

ROVs are unmanned underwater vehicles that are controlled from the surface by a skilled operator. The Company’s ROV product line includes a number of specialized designs that are aimed at specific markets. These markets include the research sector, where ROVs may be used as a camera delivery system for visual documentation and inspection, and the government sector (military, state and local municipalities), where they may be used for remote inspection and to retrieve or deliver objects. The Company’s ROV products are also used for ship hull and pier inspection in port and harbor security. ROV systems have also been used by the entertainment industry.

2.  Glass Flotation

The Company manufactures a line of glass spheres that are used to provide buoyancy to underwater products and systems and may be used to house underwater instruments and electronics, such as transponders. Glass spheres are offered in three sizes depending on the individual requirements of buoyancy and/or housing size. The Company also customizes its glass spheres for individual customer requirements by providing various penetrations, machined surfaces and electrical connectors. The Company pressure tests all of its glass sphere products in order to insure successful operation at desired depths. Glass spheres are normally provided with companion plastic “hard hats” that allow for protection of the glass from breakage and for safe transport. The Company believes that this pressure test capability is a significant competitive advantage.

Package Inspection Systems

The Company’s package inspection systems are used to inspect glass bottles, aluminum and steel cans, glass jars and flexible plastic containers for a variety of defects. The TapTone product line includes the following:

a.  TapTone 100

The TapTone 100 system is a low cost inspection system that uses a proximity sensor to measure the deflection of the metal lid on a container. These data are used to determine if the container meets preset quality acceptance criteria based upon lid deflection and its correlation with the pressure or vacuum inside the container. TapTone 100 systems are normally used to inspect steel and aluminum cans. TapTone 100 systems are on-line, high speed inspection systems designed to test 100% of the containers on a production line, rejecting containers that are determined to be defective. TapTone 100 systems are self-contained inspection systems and may be fitted with a variety of optional sensors for additional inspections such as label presence, cocked cap and missing cap.

b.  TapTone PBI-100

The PBI-100 utilizes a side transport conveyor to apply a uniform force to a container. During transport, the container is monitored by two or more sensors. The sensor’s output is analyzed using algorithms developed by the Company to determine if the package has a detectable defect. The PBI-100 is used to test package integrity on products such as household and industrial chemicals, pharmaceuticals packaged in flexible packages, personal health care products and food and beverages packaged in flexible packages.

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

d.  TapTone 500

The TapTone 500 is a universal inspection controller that replaces earlier products such as the TapTone II and the Turbo Tracker. The TapTone 500 offers several improvements over earlier products and is designed to accept a wide variety of inspection sensors as inputs. These sensors include: Acoustic for leak detection on beer bottles; Proximity for vacuum and pressure detection on cans; Laser for vacuum and pressure detection on plastic bottle closures that display lid deflection; Force for pressure detection on pressurized plastic bottles that do not display lid deflection; Compression for leak detection on plastic bottles without vacuum or pressure; and X-ray for fill level measurement in most container types.

2.    Distribution and Marketing Methods

The Undersea Systems Division and the Package Inspection Systems Division market their products through direct sales and an international network of independent sales representatives and distributors. The Package Inspection Systems Division also utilizes direct salespersons for certain territories in the United States and Europe. Sales representatives and distributors are located in North America, South America, Europe, the Far East, Africa and Australia. Domestic and international customers may also order the Company’s products directly from the Company’s headquarters in Massachusetts. Both divisions of the Company participate in a number of trade shows and exhibitions around the world. The Company also maintains an internal staff of trained sales and marketing personnel with experience and expertise in the markets served by the Company.

3.    New Products

During the fiscal year ended September 30, 2004, the Company introduced four new products. These are:

•	The PBI 100-E, which is based on the inspection principle of the PBI-100. The PBI 100-E was introduced to meet the electrical and hardware standards of the European packaging industry.

•	TapTone 500 Force and Compression Sensors, which were launched to address the leak detection requirements of the beverage, dairy, food, industrial, personal care, and pharmaceutical markets for items packaged in plastic bottles and cups. These sensors can inspect items with or without internal pressure. The sensors integrate into new and existing TapTone 500 Universal Controllers.

•	The SMART™ Release SR100 uses Smart Modem And Release Technology that combines the mechanism of a release with the communication capabilities of an underwater acoustic modem. The SMART™ Release can be connected to an instrument package being deployed and can transmit vital information or data samples after the deployment or on periodic inspections thereafter.

•	The SMART™ Modem SM75 is a modem electronic system imbedded in a glass float and combined with an acoustic release mechanism. This combination provides the communication capability of a modem to the buoyancy and release system used for self-recovery.

4.    Competition

Undersea Systems Division

The Company has a variety of competitors in various product markets. The Company’s policy is to compete based upon technical superiority and quality and to differentiate itself through strong post-sale support. The Company also has a policy of pursuing patent protection for its products when possible. The Company also competes by providing customers with well trained field service representatives and applications engineering support.

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

The Company is a licensee under several non-exclusive patent licenses. Under a nonexclusive license, the licensor may manufacture the licensed products for its own use or for sale to third parties, or may license others to manufacture, use and sell those products in competition with the Company.

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

6.    Dependence on Major Customers

During fiscal year 2004, two customers of the Undersea Systems Division, the U.S. Government and Sercel, Inc., each represented 13% of the Company’s total revenue. In fiscal year 2003, no single customer represented more than 10% of the Company’s total revenue.

7.    Patents, Trademarks and Other Agreements

The Company possesses several patents pertaining to the design and manufacture of its products. Several names utilized by the Company are also trademarked. It is the Company’s policy to seek patent protection on products and designs that it considers important to its future. However, the Company believes that quality and technical superiority, rather than patent protection, are the most important criteria for its future success. The Company does not license any of its patents or designs to others at this time. The Company is currently a licensee under a non-exclusive license pertaining to the design of its seismic hydrophone product from The Penn State Research Foundation. The Company is also a licensee under an exclusive agreement with Simon Fraser University regarding certain technology in the geophysical product line and an exclusive agreement with Woods Hole Oceanographic Institution regarding a patented compact bathyphotometer. The Company is also a licensee under an nonexclusive agreement with Sercel, Inc. for a patent pertaining to the design of the Company’s GeoPoint hydrophone product.

8.    Government Approvals and Contracts

There are no government approvals required for any of the products currently manufactured by the Company, other than Federal Aviation Administration approval for locator pingers and State X-ray standards for certain Package Inspection Division products. Certain products of the Undersea Systems Division cannot be sold to certain countries under U.S. export controls. Also, certain hydrophone products must conform to regulations that limit the ability of the hydrophone to be utilized for military applications. The Company does not anticipate that these export restrictions will be removed in the near future.

During fiscal 2004, 19.2% of the sales of the Undersea Systems Division were derived from military procurement contracts, primarily contracts with the U.S. Navy.

9.    Effect of Government Regulations

The Company is not aware of any government regulations or pending legislation that would adversely affect the future sales of its products. The U.S. Commerce Department has recently increased scrutiny of transactions with certain foreign countries in view of the international war on terrorism. While the Company believes its activities are in compliance with all applicable export control regulations, such increased scrutiny may result in delays in completing international customer orders.

10.    Research and Development

The Company maintains an internal staff of engineers and external consultants with experience and expertise in the technologies it utilizes. The majority of research and development programs are internally funded. Research and development expenditures were $1,687,000, $1,700,000, and $1,396,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

11.    Environmental Protection Regulations

The Company believes that its compliance with current federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

12.    Employees

As of September 30, 2004, the Company employed 120 full-time individuals, 29 of whom were engaged in research and development, 63 in manufacturing and 28 in sales, marketing and administrative positions. Of the 120 full-time employees, 19 are employed on a temporary basis. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company owns its corporate offices in North Falmouth, Massachusetts, which consist of 26,000 square feet of office and light industrial manufacturing space in a single-story, industrial building on a six acre rural setting. The Undersea Systems Division and the Package Inspection Systems Division share the same facility. The facility has been recently modernized and is in good condition. The Company consolidated these facilities and staff during the fourth quarter of fiscal year 2003 and at the same time sold certain excess real estate.

ITEM 3.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded over-the-counter and is listed on the Nasdaq SmallCap Market under the symbol BTHS.

The following table sets forth the high and low closing price information for the Company’s Common Stock for the periods shown.

Quarter Ended	High	Low
December 31, 2002	$4.92	$2.39
March 31, 2003	3.34	2.61
June 30, 2003	5.28	2.55
September 30, 2003	6.00	4.60
December 31, 2003	6.08	4.25
March 31, 2004	8.46	4.70
June 30, 2004	15.95	6.16
September 30, 2004	14.17	6.08

As of December 17, 2004, there were approximately 225 holders of record of the Company’s Common Stock.

The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

The Company did not issue any equity securities during the fiscal year ended September 30, 2004 that were not registered under the Securities Act of 1933.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below refers to, and should be read in conjunction with, the consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB.

Overview

The Company was founded in 1962 to manufacture oceanographic products. Over the past 42 years, the Company has developed and acquired new technology and products. At present, the Company consists of two distinct divisions: the Undersea Systems Division and the Package Inspection Systems Division. Both divisions are located in a single facility in North Falmouth, Massachusetts.

In the fiscal year ended September 30, 2004, the Company achieved sales of $19,850,000, gross profit of $8,062,000, and net income of $674,000. These results were 16.6%, 28.0%, and 17.6% improvements over the fiscal year ended September 30, 2003, respectively. Sales of the Undersea Systems Division were $12,966,000, up 33.7% over the prior fiscal year, as a result of improved market conditions and large project orders in the geophysical exploration equipment and other undersea product lines. Sales of the Package Inspection Systems Division were $6,884,000, a decrease of 6% from the prior fiscal year, as a result of some design problems related to the launch of certain new products that have since been identified and resolved by the Company. Sales of both divisions were assisted by increased sales outside of the United States of 87.2% in fiscal year 2004 over the prior fiscal year, resulting partly from the weakness in the U.S. dollar.

Gross profit improved to 40.6 % of sales in fiscal year 2004 as compared to 37.0% in fiscal year 2003. The improvement in gross margins in fiscal year 2004 was experienced by both divisions and is a result of improved overhead absorption related to the increased sales volume, improved pricing and product mix, and the reduced overhead costs and efficiencies related to the Company’s operating in a single facility in North Falmouth, Massachusetts, for the entire fiscal year 2004.

The Company showed an improvement in its working capital of $1,110,000 at September 30, 2004 as compared to September 30, 2003. The year to year improvement is attributable primarily to (i) the receipt of $1,150,000 in proceeds from the fiscal year 2003 sale of real estate, of which $600,000 was used to reduce the current portion of long term debt and $550,000 was used to reduce accounts payable, and (ii) improved sales volume in fiscal year 2004 that resulted in increased accounts receivable and inventories of $1,030,000 and $201,000, respectively, and decreased accounts payable of $393,000, which were partially offset by increased accrued expenses of $397,000. The Company plans to continue aggressively to manage its accounts receivable through strict adherence to payment terms and to manage inventories and accounts payable to vendors by matching deliveries by vendors more closely with scheduled shipment dates.

The Company sees many risks and opportunities in fiscal year 2005. The U. S. and world economies, government spending, the markets served by the Company’s divisions, energy prices, competitive pressures, the value of the U.S. dollar, orders by major customers, timing of project orders, successful launches of new products, and other factors will have an effect on fiscal year 2005 and beyond. In fiscal year 2005, the Company anticipates another year of growth, although quarterly improvements are not expected to be as strong as the most recent fourth quarter. For fiscal year 2005, the Company anticipates that there will be sales growth in both divisions, and that gross profit margins, as a percentage of sales, will equal or exceed those achieved in fiscal year 2004.

Results of Operations

The following table presents, for the periods indicated, certain consolidated statements of operations data. The Company has reclassified certain prior year information to conform to the current year’s presentation.

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Net sales	$19,850	$17,024	$17,720
Cost of sales	11,788	10,728	12,744

Gross profit	8,062	6,296	4,976
Selling, general and administrative expenses	5,218	4,956	4,944
Research and development expenses	1,687	1,700	1,396
Amortization of acquired intangibles	239	239	239
Goodwill impairment	—	—	2,081

Income (loss) from operations	918	(599)	(3,684)
Interest income	2	3	4
Interest expense	(58)	(208)	(248)
Gain on sale of real estate	—	2,208	—

Income (loss) before provision (benefit) for income taxes	862	1,404	(3,928)
Provision (benefit) for income taxes	188	831	(415)

Net income (loss)	$674	$573	$(3,513)

The following table presents, for the periods indicated, the percentage relationship of consolidated statements of operations items to net sales.

	Year Ended September 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4	63.0	71.9

Gross profit	40.6	37.0	28.1
Selling, general and administrative expenses	26.3	29.1	27.9
Research and development expenses	8.5	10.0	7.9
Amortization of acquired intangibles	1.2	1.4	1.3
Goodwill impairment	—	—	11.8

Income (loss) from operations	4.6	(3.5)	(20.8)
Interest income	—	—	—
Interest expense	(0.3)	(1.2)	(1.4)
Gain on sale of real estate	—	13.0	—

Income (loss) before provision (benefit) for income taxes	4.3	8.3	(22.2)
Provision (benefit) for income taxes	0.9	4.9	(2.4)

Net income (loss)	3.4%	3.4%	(19.8)%

The following table presents, for the periods indicated, the net sales of each product line of the Undersea Systems Division.

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Product Line:
Underwater Acoustics	$5,662	$5,089	$4,151
Geophysical Exploration Equipment	4,544	3,315	3,537
Other Undersea Products	2,760	1,295	3,923

Total:	$12,966	$9,699	$11,611

The Package Inspection Systems Division has only one product line.

Years ended September 30, 2004 and 2003

The Company evaluates its sales by segments:

	Year Ended September 30,
	2004	2003
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	$12,966	$9,699
Package Inspection Systems	6,884	7,325

Total	$19,850	$17,024

Sales.    Total sales increased 16.6% to $19,850,000 for fiscal year 2004 as compared to $17,024,000 for fiscal year 2003.

The table of sales by product line within the Undersea Systems Division is as follows:

	Year Ended September 30,
	2004	2003
	(In thousands)
Product Line:
Underwater Acoustics	$5,662	$5,089
Geophysical Exploration Equipment	4,544	3,315
Other Undersea Products	2,760	1,295

Total	$12,966	$9,699

Sales of the Undersea Systems Division increased by 33.7% to $12,966,000 for fiscal year 2004 as compared to $9,699,000 for fiscal year 2003. This increase in sales was primarily concentrated in the Company’s Other Undersea Products and Geophysical Exploration Equipment product lines. In the Other Undersea Products product line, sales of glass instrument housings increased by $1,081,000 as compared to fiscal year 2003, and sales of the Company’s robotic products, principally its Stingray remotely operated vehicles (ROVs), increased by $473,000 as compared to fiscal year 2003. In the Company’s Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the Government and the oil and gas industry increased by $2,469,000 in fiscal year 2004 as compared to fiscal year 2003; this increase was partially offset by a decrease in sales of geophysical systems of $1,240,000 in fiscal year 2004 as compared to fiscal year 2003. The Company anticipates that sales of geophysical hydrophones will remain strong in the next six months as a result of demand from the oil and gas industry and sales of glass instrument housings to remain strong in the next six months as the result of anticipated sales to an international research project. However, the Company believes that in 2005, there will be increased competition in the geophysical hydrophone market as a result of a continued upturn in market demand caused by high energy prices.

Sales of the Package Inspection Systems Division decreased by 6.0% to $6,884,000 for fiscal year 2004 as compared to $7,325,000 for fiscal year 2003. The decrease resulted largely from the timing of orders and design problems. Early in fiscal year 2004, the Company identified design problems related to the launch of certain new products that delayed its ability to accept new orders for those products. The Company has since resolved these issues. The Package Inspection Systems Division has only one product line.

Sales to customers outside of the United States increased by 87.2% to $9,648,000 in fiscal year 2004 as compared to $5,154,000 in fiscal year 2003. The weakness of the U.S. dollar was a factor in the increase in sales to customers outside of the United States in fiscal year 2004. The increase in sales to customers outside of the United States was primarily in Geophysical Exploration Equipment, where foreign sales (primarily to France) increased by $2,166,000; Other Undersea Products, where foreign sales of glass instrument housings (primarily to Japan) and ROVs (primarily to Canada) increased by $1,157,000 in total; and in the Package Inspection Systems Division where foreign sales (primarily to Germany and Korea) increased by $1,261,000. In general, the Company prices its products in U. S. dollars in order to minimize foreign currency risk.

Gross Profit.    Gross Profit increased by 28.0% to $8,062,000 for fiscal year 2004 as compared to $6,296,000 for fiscal year 2003. As a percentage of sales, gross profit for fiscal year 2004 was 40.6% as compared to 37.0% for fiscal year 2003. The increase in gross profit percentage within both the Undersea Systems and Package Inspection Divisions resulted primarily from improved overhead absorption related to the increased sales volume, improved pricing and product mix, and the reduced overhead costs and efficiencies related to the Company’s operating in a single facility in North Falmouth, Massachusetts, for the entire fiscal year 2004. The Company anticipates that it will maintain or improve the gross profit as a percentage of sales that it achieved in the fiscal year 2004 in the upcoming fiscal year.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 5.3% to $5,218,000 for fiscal year 2004 as compared to $4,956,000 for fiscal year 2003. As a percentage of sales, selling, general and administrative expenses decreased to 26.3% for fiscal year 2004 as compared to 29.1% for fiscal year 2003. The decrease in selling, general and administrative expenses as a percentage of sales is primarily a result of increased sales volume. The increase in selling, general and administrative expenses of $262,000 from fiscal year 2003 to fiscal year 2004 is principally a result of increases in incentive compensation ($242,000), and increases in profit-sharing ($70,000) and sales commissions ($111,000), both due to increased sales volume and sales mix, partially offset by decreased selling expenses ($187,000) as compared to fiscal year 2003.

Research and Development Expenses.    Research and development expenses decreased 0.7% to $1,687,000 for fiscal year 2004 as compared to $1,700,000 for fiscal year 2003. As a percentage of sales, research and development expenses were 8.5% for fiscal year 2004 as compared to 10.0% for fiscal year 2003. The decrease in the research and development expenses as a percentage of sales is primarily a result of higher sales volume than in fiscal year 2003. The spending on research and development expenses in the fiscal year 2004 was less than in fiscal year 2003 as the spending on one of the projects was nearing completion early in the current fiscal year. A significant portion of the Company’s budget for research and development is currently allocated to the development of new products to supply new markets and to enhance features of current products. The Company anticipates that the spending on research and development will remain at the current level in fiscal year 2005.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $239,000 in each of the fiscal years 2004 and 2003. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition in fiscal year 1999. In fiscal year 2005, the remaining balance of $218,000 will be amortized.

Interest Income.    Interest income decreased to $2,000 for fiscal year 2004 as compared to $3,000 for fiscal year 2003.

Interest Expense.    Interest expense was $58,000 for fiscal year 2004 as compared to $208,000 for fiscal year 2003. The decrease in interest expense was a result of the reduced outstanding principal balance on the term loan and reduced borrowings under the line of credit.

Provision for Income Taxes.    The provision for income taxes was $188,000 for fiscal year 2004 as compared to $831,000 for fiscal year 2003. The effective tax rate for fiscal year 2004 was 21.8%. The effective tax rate for 2003 was 59.2%. The rate in 2004 is lower than the statutory rate primarily due to the utilization of research and development tax credits. The Company currently anticipates that its effective tax rate for fiscal year 2005 will be approximately 22%, absent the reversal of any valuation reserves. The Company has valuation reserves of $2.0 million that may reverse into income when the realization of the associated assets becomes more likely than not.

Years ended September 30, 2003 and 2002

The Company evaluates its sales by segments:

	Year Ended September 30,
	2003	2002
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	$9,699	$11,611
Package Inspection Systems	7,325	6,109

Total	$17,024	$17,720

Sales.    Total sales decreased 3.9% to $17,024,000 for fiscal year 2003 as compared to $17,720,000 for fiscal year 2002.

The table of sales by product line within the Undersea Systems Division is as follows:

	Year Ended September 30,
	2003	2002
	(In thousands)
Product Line:
Underwater Acoustics	$5,089	$4,151
Geophysical Exploration Equipment	3,315	3,537
Other Undersea Products	1,295	3,923

Total	$9,699	$11,611

Sales of the Package Inspection Systems Division increased by 19.9% to $7,325,000 for fiscal year 2003 as compared to $6,109,000 for fiscal year 2002. This increase was attributable to increased market penetration and new product introductions for leak detection of flexible plastic bottles and fill level inspection. Sales of the Undersea Systems Division decreased by 16.5% to $9,699,000 for fiscal year 2003 as compared to $11,611,000 for fiscal year 2002. This decrease was experienced in some of the product lines within the Undersea Systems Division and is a result of decreased demand for geophysical hydrophones for use in exploration by the oil and gas industries and a multi-million dollar sale of remotely operated vehicles (ROV’s) in fiscal year 2002 that was not repeated in fiscal year 2003. The decrease in sales in fiscal year 2003 was partially offset by strong performance by the acoustic release, locator products and acoustic modem lines within the Underwater Acoustics line.

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

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $239,000 in each of the fiscal years 2003 and 2002. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition in fiscal year 1999.

Goodwill Impairment.    In the fourth quarter of fiscal year 2002, the Company completed an evaluation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting unit’s book value. This evaluation determined that an impairment of goodwill existed in the Undersea Systems reporting unit. As a result, an impairment charge of $2,081,000 was recorded in fiscal year 2002. The Company performed another valuation of its goodwill as of September 30, 2003 and determined that no further impairment existed.

Interest Income.    Interest income decreased to $3,000 for fiscal year 2003 as compared to $4,000 for fiscal year 2002.

Interest Expense.    Interest expense was $208,000 for fiscal year 2003 as compared to $248,000 for fiscal year 2002. The decrease in interest expense was a result of reduced principal on the term loan and reduced borrowings under the line of credit.

Gain on Sale of Real Estate.    In September 2003, the Company completed the sale of two parcels of real estate for a total sales price of $2,500,000. The real estate had a net book value of $171,000, which resulted in a gain of $2,208,000. The proceeds of sale were all collected by October 2003.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $37,000 from September 30, 2003 to September 30, 2004. The Company’s working capital increased by $1,110,000 to $3,767,000 at September 30, 2004 as compared to $2,657,000 at September 30, 2003.

The improvement in the Company’s working capital in fiscal year 2004 is primarily a result of (i) the receipt of $1,150,000 in proceeds from the sale of real estate, of which $600,000 was used to reduce the current portion of long term debt and $550,000 was used to reduce accounts payable, and (ii) the improved sales volume and income from operations of the Company in fiscal year 2004 that resulted in increased accounts receivable of $1,030,000, increased inventories of $201,000, and decreased accounts payable of $393,000, which were partially offset by increased accrued expenses of $397,000.

The following table presents, for the fiscal year ended September 30, 2004, the cash generated and used by the Company’s operations of the balance sheet accounts that affect cash flow from operations:

	Generated	Used
	(In thousands)
Net income	$674	$—
Increase in accounts receivable	—	(1,030)
Decrease in accounts payable and accrued expenses	—	(546)
Increase in inventories	—	(201)
Depreciation and amortization (noncash)	882	—
Customer deposits and deferred revenue	41	—
Increase in prepaid expenses and other current assets	—	(15)

Total	$1,597	$(1,792)

Cash Generated	$1,597
Cash Used	(1,792)

Total used in operations	$(195)

Cash of $195,000 was used in operating activities. Cash from operating activities was generated from the $674,000 net income during fiscal year 2004, depreciation and amortization of $882,000, and increases in customer deposits and deferred revenue of $41,000. Cash was used as shown in the table above: Accounts receivable increased by $1,030,000, primarily due to increased sales in the final quarter of the current fiscal year as compared to sales in the quarter ended September 30, 2003. Decreases in accounts payable of $943,000 (resulting from the use in early fiscal year 2004 of some proceeds from the sale of real estate in the prior fiscal year to reduce vendor obligations), were partially offset by increases in accrued expenses of $397,000 (primarily comprised of income taxes of $111,000, management incentive compensation of $148,000, and profit-sharing of $70,000). Cash was also used for increases in inventory of $201,000 (which includes $937,000 transferred to property, plant and equipment as demonstration equipment and $984,000 generated from the sale of demonstration equipment), and increases in prepaid expenses and other current assets of $15,000. The Company anticipates that its ability to attain positive cash flow from operations in the future is primarily related to its ability to maintain its operating profits, to improve the collections of accounts receivable through strict adherence to payment terms, reduction of inventories by matching deliveries closer to scheduled shipment dates, and management of accounts payable to vendors. The Company anticipates being able to maintain profitability in fiscal year 2005.

The Company generated $1,030,000 of cash in its investing activities, primarily from the collection of $1,150,000 relating to the note receivable and other receivable—real estate which represented the remaining proceeds from the real estate transaction that took place in fiscal year 2003. The Company does not anticipate any significant uses of cash related to fixed asset purchases.

The Company used $798,000 of cash in financing activities. Financing activities include the payment of $879,000 on the term loan. Of this amount, $600,000 of these payments was available from proceeds from the real estate sale in fiscal year 2003 and $278,000 was from reduced payments of the reamortized principal under the term loan. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly principal payments of $70,000 through August 2006.

The Company has a credit facility with a bank. This facility, as amended, provides for loans under two notes: a $5,500,000 variable rate term note and a $600,000 variable rate secured line of credit note. The term note was originally payable in 84 consecutive equal monthly installments of principal with interest at the greater of 7.0% per annum, or prime (4.75% at September 30, 2004) plus 2.0%. The outstanding principal balance of the term loan was $535,000 on September 30, 2004 and the term note matures in August 2006. In October 2003, the Company used $600,000 of the proceeds from the fiscal year 2003 real estate transaction to repay a portion of the term loan balance. The bank agreed at that time to reschedule the principal payments over the remainder of the original term. As a result, principal payments under this note were $879,000 in fiscal year 2004 and will be $279,000 in fiscal year 2005, and $256,000 in fiscal year 2006, after which the loan will be completely paid. On December 20, 2004, the bank reduced the interest rate on the term loan to prime plus 0.75%.

Under the line of credit, advances are limited to 45% of eligible accounts receivable; the availability under the line of credit on September 30, 2004 was $600,000. Advances under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. The interest rate under the line of credit is the greater of 7.0% per annum or prime (4.75% at September 30, 2004) plus 2.0%. There were no advances outstanding under the line of credit as of September 30, 2004. On December 20, 2004, the bank extended the line of credit through January 31, 2006 and amended the interest rate to prime plus 0.75%.

The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. During the year ended September 30, 2004, the Company satisfied all of the financial covenants under its line of credit and term loan agreement with the bank.

Management believes that its projections for continued profitability in fiscal 2005 are attainable. While there can be no guarantee that the Company will attain these projections, management believes that the Company will have sufficient cash flows from operations (based on its sales projections and cost reduction measures), cash balances, availability from its line of credit, and other potential financing techniques to continue operating for at least the next twelve months. If the Company does not meet its revised loan covenants or its projections, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain alternative financing on commercially acceptable terms.

Critical Accounting Policies.

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates the Company’s estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves, the impairment of goodwill, and income taxes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1.    Revenue Recognition.    Revenue from the sales of products is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. The Company follows EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This includes arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. Revenue is allocated to the multiple elements based upon the relative fair values of the elements. The Company generally recognizes revenue from each of these elements as each element is delivered or performed. Amounts received from customers for future delivery are shown as customer deposits in the accompanying condensed consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

2.    Inventory Valuation.    The Company values its inventory at the lower of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period and future sales forecasts. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.

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

4.    Goodwill.    The goodwill associated with the 1999 Datasonics acquisition is subject to an assessment for impairment by applying a fair-value based test on at least an annual basis. In the fourth quarters of fiscal 2004 and 2003, the Company completed its annual valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units’ book value. The valuation indicated that goodwill for the Undersea Systems business segment was not impaired. In fiscal 2002, the Company completed its annual valuation of the goodwill for the Undersea Systems business segment and recorded a non-cash goodwill impairment charge of $2,081,000 for the year ended September 30, 2002.

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

5.    Income Taxes.    The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $2.0 million as of September 30, 2004 due to uncertainties related to the future benefits, if any, from its deferred tax assets related primarily to its net operating losses and tax credits. The valuation allowance is based on the Company’s estimates of taxable income and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish an additional valuation allowance or reduce its current valuation allowance that could materially impact its tax provision.

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

The Company expends a significant amount of funds on new product research and development. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company spent $1,687,000, $1,700,000 and $1,396,000, respectively. The Company anticipates that the spending will remain at the current level in fiscal year 2005.

The Company is not aware of any technology trends or changes in competitive environment that would materially adversely affect the sales of its products within the industry segments that it serves.

Profit Margins

Overall

Overall profit margins on the Company’s products are influenced by the relative mix of sales between the Undersea Systems Division and the Package Inspection Systems Division, as well as the product mix within the Undersea Systems Division. For the fiscal year ended September 30, 2004, sales of the Undersea Systems Division increased to 65.3% of total Company sales as compared to 57.0% for the prior fiscal year, while sales of the Package Inspection Systems Division decreased to 34.7% of total Company sales as compared to 43.0% for the prior fiscal year. The increase in sales from fiscal year 2003 to fiscal year 2004 was 33.7% for the Undersea Systems Division; sales for the Package Inspection Systems Division decreased by 6.0%. This resulted in an overall gross profit for the Company of 40.6% for the fiscal year ended September 30, 2004 as compared to 37.0% for the fiscal year ended September 30, 2003.

Undersea Systems Division

Gross profit margins on Undersea Systems Division products averaged approximately 39.6%, 35.4% and 21.1% for fiscal years 2004, 2003 and 2002, respectively. Gross margins on this segment of the business can vary depending on the relative mix of products shipped in any time period, the effects of manufacturing overhead cost absorption and the timing of large single project shipments. The Company expects that the relative mix of products will change, but does not expect the average gross profit margin to be adversely affected. It is possible that the startup costs associated with new products could affect gross margins temporarily. However, the Company is not aware of other market trends, cost changes or competitive pressures that would adversely affect gross profit margins within its existing product lines.

Package Inspection Systems Division

Gross profit margins on Package Inspection Systems Division products averaged approximately 42.9%, 39.1% and 41.4% for fiscal years 2004, 2003 and 2002, respectively. Although the sales of the Package Inspection Systems division were for fiscal year 2004 were 6% lower than in fiscal year 2003, the overall gross margin improved from 39.1% to 42.9% as a result of product mix, cost reduction, and the savings achieved by being located in the same facility as the Undersea Systems Division for the entire fiscal year 2004. The Company expects that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. The Company is not aware of any technological or marketplace trends that would adversely affect gross margins on this product line.

Recently Issued Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

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

ITEM 8B.    OTHER INFORMATION

Not Applicable.

PART III

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be filed with the Commission in accordance with Rule 14a-101, Schedule 14A, on or before January 28, 2005.

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

Date: December 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RONALD L. MARSIGLIO Ronald L. Marsiglio	President, Chief Executive Officer and Director	December 29, 2004

FRANCIS E. DUNNE, JR. Francis E. Dunne, Jr.	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 29, 2004

STEPHEN D. FANTONE Stephen D. Fantone	Chairman of the Board of Directors	December 24, 2004

SAMUEL O. RAYMOND Samuel O. Raymond	Director	December 29, 2004

A. THEODORE MOLLEGEN, JR. A. Theodore Mollegen, Jr.	Director	December 23, 2004

GARY K. WILLIS Gary K. Willis	Director	December 26, 2004

ARTHUR L. FATUM Arthur L. Fatum	Director	December 24, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. and subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of Benthos, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts	/s/ BDO SEIDMAN, LLP
October 29, 2004 except for Note 2,
which is dated December 20, 2004

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$241	$204
Accounts receivable, less reserves of $291 and $235 at September 30, 2004 and 2003, respectively	3,565	2,535
Inventories	3,149	3,076
Prepaid expenses and other current assets	168	153
Note receivable and other receivable—real estate (Note 1)	—	1,150

Total current assets	7,123	7,118

Property, Plant and Equipment, at cost:
Land	32	32
Buildings and improvements	2,081	2,079
Equipment and fixtures	4,053	3,935
Demonstration equipment	1,162	1,483

	7,328	7,529
Less—Accumulated depreciation	6,139	5,961

	1,189	1,568

Goodwill	576	576
Acquired intangible assets, net of accumulated amortization of $1,212 and $974 at September 30, 2004 and 2003, respectively	218	456
Other assets, net	35	52

	$9,141	$9,770

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Current maturities of long-term debt (Note 3)	$279	$879
Accounts payable	1,217	2,160
Accrued expenses (Note 10)	1,558	1,161
Customer deposits	302	261

Total current liabilities	3,356	4,461

Long-term Debt, net of current maturities (Note 3)	256	534

Commitments and Contingencies (Notes 5)

Stockholders’ Investment: (Note 5)
Common stock, $0.06 2/3 par value— Authorized—7,500,000 shares Issued—1,665,307 and 1,652,831 shares at September 30, 2004 and 2003, respectively	111	110
Capital in excess of par value	1,648	1,569
Retained earnings	4,401	3,727
Treasury stock, at cost—269,749 shares at September 30, 2004 and 2003	(631)	(631)

Total stockholders’ investment	5,529	4,775

	$9,141	$9,770

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended September 30,
	2004	2003	2002
Net Sales	$19,850	$17,024	$17,720
Cost of Sales	11,788	10,728	12,744

Gross profit	8,062	6,296	4,976
Selling, General and Administrative Expenses	5,218	4,956	4,944
Research and Development Expenses	1,687	1,700	1,396
Amortization of Acquired Intangibles	239	239	239
Goodwill Impairment (Note 1)	—	—	2,081

Income (loss) from operations	918	(599)	(3,684)
Interest Income	2	3	4
Interest Expense	(58)	(208)	(248)
Gain on Sale of Real Estate (Note 1)	—	2,208	—

Income (loss) before provision (benefit) for income taxes	862	1,404	(3,928)
Provision (Benefit) for Income Taxes (Note 4)	188	831	(415)

Net income (loss)	$674	$573	$(3,513)

Basic Earnings (Loss) per Share (Note 6)	$.49	$.41	$(2.54)

Diluted Earnings (Loss) per Share (Note 6)	$.47	$.41	$(2.54)

Weighted Average Number of Shares Outstanding (Note 6)	1,384,466	1,383,082	1,383,082

Weighted Average Number of Shares Outstanding, assuming dilution (Note 6)	1,441,730	1,388,796	1,383,082

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at cost		Total Stockholders’ Investment
	Number of Shares	$0.06 2/3 Par Value			Number of Shares	Amount
Balance, September 30, 2001	1,652,831	$110	$1,569	$6,667	269,769	$(631)	$7,715
Net loss	—	—	—	(3,513)	—	—	(3,513)

Balance, September 30, 2002	1,652,831	110	1,569	3,154	269,749	(631)	4,202
Net income	—	—	—	573	—	—	573

Balance, September 30, 2003	1,652,831	110	1,569	3,727	269,749	(631)	4,775
Net income	—	—	—	674	—	—	674
Exercise of stock options	12,476	1	79	—	—	—	80

Balance, September 30, 2004	1,665,307	$111	$1,648	$4,401	269,749	$(631)	$5,529

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$674	$573	$(3,513)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	—	—	2,081
Gain on sale of real estate	—	(2,208)	—
Depreciation and amortization	882	837	796
Deferred income taxes	—	1,500	150
Changes in assets and liabilities:
Accounts receivable	(1,030)	336	(148)
Inventories	(201)	(676)	1,891
Refundable Income taxes	—	393	—
Prepaid expenses and other current assets	(15)	(5)	172
Accounts payable and accrued expenses	(546)	(48)	(480)
Customer deposits and deferred revenue	41	(279)	379

Net cash (used in) provided by operating activities	(195)	423	1,328

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(120)	209	(227)
Other investing activities, net	—	330	(186)
Proceeds from sale of real estate, net	1,150	1,231	—

Net cash provided by (used in) investing activities	1,030	1,770	(413)

Cash Flows from Financing Activities:
Payments of long-term debt	(879)	(1,665)	(785)
Line of credit	—	(400)	(100)
Proceeds from exercise of stock options	81	—	—

Net cash used in financing activities	(798)	(2,065)	(885)

Net Increase in Cash and Cash Equivalents	37	128	30
Cash and Cash Equivalents, beginning of year	204	76	46

Cash and Cash Equivalents, end of year	$241	$204	$76

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$62	$210	$249

Income taxes paid (refunded) during the year, net	$77	$(774)	$(680)

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of inventory to property, plant, and equipment as demonstration equipment	$937	$1,170	$577

Sale of real estate for note and other receivable	$—	$1,150	$—

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

Prior to fiscal year 2004, the Company had experienced a decrease in sales and incurred a loss from operations during the years ended September 30, 2003 and 2002. As a result, the Company did not, at various times, satisfy some of the financial covenants under its line of credit and term loan agreement with its bank. The Company obtained waivers of these defaults and the financial covenants were amended based upon the Company’s projections for the year ended September 30, 2004. The Company met its financial covenants in all periods of fiscal year 2004. The Company has prepared projections for the year ending September 30, 2005 and the bank has renewed the line of credit through January 31, 2006 based on these projections. While there can be no guarantee that it will attain these projections for the year ending September 30, 2005, management believes the Company will meet the covenants as required by the line of credit and have sufficient cash flows from operations (based on its sales projections and cost savings measures) along with its cash balances and availability from its line of credit to fund operations. If the Company does not meet the covenants under its amended credit agreement, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

On September 29, 2003, the Company completed the sale of two parcels of real estate in Falmouth, Massachusetts, called the South Side and the North Side parcels, for a total sales price of $2,500. The real estate had a net book value of approximately $171 that resulted in a gain of $2,208. The gross proceeds of $1,300 for the South Side parcel were received on September 30, 2003. The Company used $650 of these proceeds to repay a portion of the principal on the term loan (see Note 3). The gross proceeds for the North Side parcel were $1,150. The Company received these proceeds in October 2003. The Company used $600 of these proceeds to repay an additional portion of the principal on the term loan (see Note 3).

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Benthos International, Inc. (a foreign sales corporation), Leumas LLC (a single member limited liability company), and Evets LLC (a single member limited liability company). All material intercompany transactions and balances have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(c)  Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

(d)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of obsolescence reserves. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 2004 and 2003:

	2004	2003
Raw materials	$235	$259
Work-in-process	2,806	2,772
Finished goods	108	45

	$3,149	$3,076

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

Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was approximately $626, $583 and $538, respectively.

(f)  Impairment of Long-Lived Assets

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

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Intangible assets subject to amortization consist of developed technology purchased in the acquisition of the assets of Datasonics, Inc. in August of 1999. The developed technology has an estimated useful life of 6 years and is recorded in acquired intangible assets. Amortization expense related to this asset will be $218 in fiscal year 2005.

(g)  Goodwill

The Company accounts for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill, as well as certain other intangible assets determined to have indefinite lives, are no longer amortized; instead, these assets are tested for impairment at least annually.

The goodwill was allocated to the Undersea Systems reporting unit of the Company’s business. During the fiscal year ended September 30, 2002, as a result of disappointing sales results and a reduction in expectations of the future prospects of the Undersea Systems reporting unit, the Company determined that a triggering event, as defined in SFAS 142, had occurred in the Undersea Systems business reporting unit. The Company obtained an independent appraisal of the fair market value of this reporting unit that indicated that the net book value of the Undersea Systems reporting unit exceeded its fair market value. As a result, the Company performed an analysis to allocate the reporting unit’s fair market value to its assets. This analysis indicated that goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $2.1 million for the year ended September 30, 2002. The balance of goodwill represents the remaining net book value of the Undersea Systems reporting unit’s goodwill.

The Company performed its annual impairment test of the goodwill allocated to the Undersea Systems reporting unit as of September 30, 2003 and 2004 and determined that there was no further impairment at those times.

(h)  Revenue Recognition

Revenue is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company generally enters into arrangements for multiple deliverables when it contracts to provide installation services. The Company follows Emerging Issues Task Force (EITF), Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This includes arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. Revenue is allocated to the multiple elements based upon the relative fair values of the elements. The Company generally recognizes revenue from each of these elements as each element is delivered or performed. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

(i)  Concentration of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments,

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In fiscal year 2004, two customers of the Undersea Systems Division accounted for $2,534 (13%) and $2,491(13%), respectively, of net sales. In fiscal year 2003, there were no customers who accounted for more than 10% of net sales. In fiscal year 2002, one customer of the Undersea Systems Division accounted for $2,368 (13%) of net sales. As of September 30, 2004, two customers accounted for 21% and 17%, respectively, of accounts receivable. As of September 30, 2003, no customers accounted for more than 10% of accounts receivable. As of September 30, 2002, one customer accounted for 13% of accounts receivable.

The Company reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectable. The Company includes any accounts receivable balances that are determined to be uncollectable, along with a general reserve based on historical collection experience, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts is adequate. However, actual write-offs may exceed the recorded allowance.

(j)  Reclassifications

The Company has reclassified certain prior-year information to conform to the current year’s presentation.

(k)  Financial Instruments

The carrying amounts of cash and cash equivalents, note receivable, accounts receivable, other receivable—real estate, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturities of those items.

The carrying amount of the term loan approximates fair market value as the loan bears interest at the current market rate.

(l)  Recently Issued Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

(m)  Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented.

(n)  Stock—Based Compensation

The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans as an alternative for employee stock-based compensation plans and as a requirement for non-employee awards.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 requires the disclosure of the effects of a Company’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has adopted the disclosure-only provision of SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148 for its employee plans.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123 and 148, pro forma net income (loss) and net income (loss) per share would have been the following:

	September 30,
	2004	2003	2002
Net income (loss)—
As reported	$674	$573	$(3,513)
Pro forma	511	429	(3,763)

Basic earnings (loss) per share—
As reported	$.49	$.41	$(2.54)
Pro forma	.37	.31	(2.72)

Diluted earnings (loss) per share—
As reported	$.47	$.41	$(2.54)
Pro forma	.35	.31	(2.72)

The underlying assumptions used by the Company using the Black-Scholes option-pricing model for fiscal years 2004, 2003, and 2002 are as follows:

	September 30,
	2004	2003	2002
Risk-free interest rate	3.86%	3.56%	4.86%
Expected dividend yield	—	—	—
Expected life (in years)	7	7	7
Expected volatility	60%	40%	40%

The weighted average fair value of options granted during the years ended September 30, 2004, 2003 and 2002 under these plans is $3.63, $1.93 and $2.10, respectively.

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

(q)  Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising costs were $104, $133 and $141 for the years ended September 30, 2004, 2003, and 2002, respectively.

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

(2)    Line of Credit

As of September 30, 2004, the Company has a $600 line of credit with a bank expiring on January 31, 2005. No amounts were outstanding under this line of credit at September 30, 2004. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal’s reported prime rate (4.75% at September 30, 2004) plus 2.0%, or 7.0%, whichever is higher. The line of credit is secured by substantially all of the assets of the Company. The Company is required to maintain certain covenants, including debt service coverage. The Company was in compliance with all of the covenants at September 30, 2004. On December 20, 2004, the bank extended the secured line of credit through January 31, 2006 and amended the financial covenants under the agreement. The amendment also reduced the interest rate to equal the Wall Street Journal’s reported prime rate plus 0.75%. The Company expects to meet the amended financial covenants throughout the fiscal year ending September 30, 2005.

(3)    Note Payable

The Company has a note payable with a bank. The note is secured by substantially all of the assets of the Company, accrues interest at prime (4.75% at September 30, 2004) plus 2.0%, or 7.0%, whichever is higher, and had an outstanding balance of $535 at September 30, 2004. This balance is being repaid on a monthly basis through August 2006, with monthly principal payments of $23. The Company is required to meet certain covenants, including debt service coverage. The Company was in compliance with all of the covenants at September 30, 2004. Principal payments under this note will be $279 and $256 in fiscal years 2005 and 2006, respectively. In accordance with the amendment to the line of credit in Note (2), the bank also reduced the interest rate on the note payable to equal the Wall Street Journal’s reported prime rate plus 0.75%.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(4)    Income Taxes

The components of the provision (benefit) for income taxes for each of the three years ended are as follows:

	September 30,
	2004	2003	2002
Federal—
Current	$171	$—	$(565)
Deferred	(121)	477	(820)

	50	477	(1,385)

State—
Current	17	—	—
Deferred	(81)	215	(71)

	(64)	215	(71)
Increase in valuation allowance	202	139	1,041

	$188	$831	$(415)

The Company’s effective tax rate differed from the statutory rate for the reasons set forth below:

	September 30,
	2004	2003	2002
Federal statutory rate	34.00%	34.00%	(34.00)%
State income taxes, net of federal tax benefit	2.00	4.70	(1.81)
Tax (benefit) provision of foreign sales	(1.20)	(0.36)	1.02
Tax credits	(34.90)	(0.00)	(3.56)
Change in valuation allowance	23.00	25.00	26.50
Permanent differences	(1.10)	0.85	1.27
Elimination of tax contingency reserves	—	(5.00)	0.0

Effective tax rate	21.80%	59.19%	(10.58)%

The components of the net deferred tax asset and liability recognized in the accompanying consolidated balance sheets are as follows:

	September 30,
	2004	2003
Deferred Tax Assets:
Acquisition related intangibles	$221	$266
Inventory reserves	627	517
Tax credits and net operating losses	608	771
Other nondeductible reserves and accruals	544	628
Valuation allowance	(2,000)	(1,798)

Deferred tax asset	$—	$384

Deferred Tax Liabilities:
Installment sale gain on real estate sale	$—	$384

Net deferred tax asset	$—	$—

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. During the years ended September 30, 2004 and 2003, the Company increased its valuation reserve by approximately $202 and $352, respectively to eliminate all of its net deferred tax assets. The Company has federal tax credits of approximately $114 that begin to expire in 2022 and state tax credits of approximately $232 that begin to expire in 2016. The Company also has state net operating losses of approximately $3,000 that expire at various dates through 2008.

(5)    Employee Benefit Plans

(a)  Stock Option Plans

The Company has granted to certain directors nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. At September 30, 2004, 150,000 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 2004, 31,500 shares were available for future grant.

The Company’s 1990 and 2000 Stock Option Plans (the Employee Plans) each authorize 300,000 shares of the Company’s common stock for issuance. The Employee Plans are administered by the Compensation and Stock Option Committee of the Board of Directors and provide for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than 10 years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 2004, 47,875 shares were available for future grant.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Stock option activity is summarized as follows:

	Employee Options		Director Options
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding, September 30, 2001	231,075	$7.13	106,250	$9.96
Granted	30,000	4.53	26,500	3.78
Terminated	(15,950)	9.29	(11,250)	11.50

Outstanding, September 30, 2002	245,125	6.67	121,500	8.47
Granted	70,000	4.20	6,000	2.86
Terminated	(38,450)	7.09	(15,000)	6.44

Outstanding, September 30, 2003	276,675	5.99	112,500	8.44
Granted	36,100	5.82	6,000	5.48
Terminated	(11,274)	5.22	—	—
Exercised	(12,476)	6.41	—	—

Outstanding, September 30, 2004	289,025	$5.98	118,500	$8.29

Exercisable, September 30, 2004	183,625	$6.63	99,667	$9.07

Exercisable, September 30, 2003	140,425	$7.12	88,833	$9.74

Exercisable, September 30, 2002	106,325	$7.99	78,733	$10.08

The range of exercise prices for options outstanding and options exercisable at September 30, 2004 for the Employee Plans is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.65	15,000	8.5	$2.65	3,750	$2.65
$ 3.78	12,000	7.3	3.78	6,000	3.78
$ 4.62— 4.92	43,500	8.2	4.63	10,625	4.62
$ 5.00— 5.84	141,525	7.2	5.23	86,250	5.03
$ 6.25	17,000	4.3	6.25	17,000	6.25
$ 8.00— 8.75	36,000	5.4	8.27	36,000	8.27
$10.17—11.50	19,500	2.3	11.22	19,500	11.22
$17.54	4,500	3.1	17.54	4,500	17.54

	289,025	6.6	$5.98	183,625	$6.63

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The range of exercise prices for options outstanding and options exercisable at September 30, 2004 for director stock options is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.86	6,000	8.3	$2.86	2,000	$2.86
$ 3.78	26,500	7.3	3.78	17,667	3.78
$ 5.48	6,000	9.4	5.48	0	—
$ 8.00— 8.50	50,000	5.1	8.35	50,000	8.35
$13.38—14.25	30,000	3.4	13.81	30,000	13.81

	118,500	5.6	$8.29	99,667	$9.07

(b)  Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the Internal Revenue Code (IRC). These contributions vest to a participant’s account over five years based on completed service, as defined. There were no provisions for contributions for the years ended September 30, 2004, 2003, and 2002.

(c)  401(k) Retirement Plan

The Company has a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by the IRC. These contributions vest to a participant’s account over five years based on completed service, as defined. Additionally, each participant may elect to contribute up to 100% of his or her compensation for the plan year, but not more than $13,000 (for calendar year 2004), to the plan. There were no provisions for discretionary contributions for the years ended September 30, 2004, 2003, and 2002. The Company also made matching contributions to the plan of $108, $98, and $102 for the years ended September 30, 2004, 2003, and 2002, respectively.

(d)  Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan for the benefit of certain management and highly compensated executive employees. Under the plan, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the plan. No such elective deferrals have been made by participants for the three years ended September 30, 2004, 2003, and 2002.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(6)    Earnings per Share

Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income (loss) by the weighted average number of diluted common and common equivalent shares outstanding during the period. All common equivalent shares have been excluded in 2002 due to the net loss, as the effect would be antidilutive. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options.

A reconciliation of basic and diluted shares outstanding is as follows:

	Year Ended September 30,
	2004	2003	2002
Weighted average common shares outstanding	1,384,466	1,383,082	1,383,082
Effect of dilutive securities	57,264	5,714	—

Weighted average common shares outstanding, assuming dilution	1,441,730	1,388,796	1,383,082

For the years ended September 30, 2004, 2003 and 2002, 140,375, 340,107 and 365,165 weighted average options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

(7)    Employment and Noncompetition Agreements

The Company has an employment and noncompetition agreement, as amended, with a director/stockholder. In connection with the employment agreement, the Company had agreed to provide a $1,500 split-dollar life insurance policy on the director/stockholder. In 2003, as a result of provisions of the Sarbanes-Oxley Act, the employment agreement was amended to remove the requirement that the Company provide the split-dollar life insurance policy. The existing split-dollar life insurance was surrendered in August 2003 and the Company received proceeds of $457 which was the approximate carrying value in other assets.

If the Company makes a discretionary contribution to its ESOP, the Company may be obligated to repurchase from the director/stockholder the number of shares that are contributed to or purchased by the Company’s ESOP each year. The director/stockholder may make this decision annually. The Company has not made any discretionary contributions to the ESOP during the past three fiscal years; accordingly, the director/stockholder has not elected to have any shares purchased from him. The Company also has the right of first refusal at fair market value on any future sales of common stock by the director/stockholder other than sales made in routine open market brokerage transactions and certain sales through an over-the-counter market maker. In addition, a change in the control of the Company, as defined, will result in certain payments to the director/stockholder, as outlined under the employment agreement. Compensation expense of approximately $85, $103 and $86 related to this agreement is included in the accompanying 2004, 2003 and 2002 consolidated statements of operations, respectively.

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

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(8)    Segment Reporting

The Company has viewed its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. Operating segments are identified as components of an enterprise, about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is a combination of the president, the chief financial officer and other operating officers. The Company evaluates the performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Year Ended September 30,
	2004	2003	2002
Sales to unaffiliated customers:
Undersea systems	$12,966	$9,699	$11,611
Package inspection systems	6,884	7,325	6,109

Total	$19,850	$17,024	$17,720

Gross Profit:
Undersea systems	$5,117	$3,429	$2,448
Package inspection systems	2,945	2,867	2,528

Total	$8,062	$6,296	$4,976

Income (loss) from operations:
Undersea systems	$923	$(473)	$(3,605)
Package inspection systems	(5)	(126)	(79)

Total	$918	$(599)	$(3,684)

Goodwill impairment for fiscal year 2002 was in the Undersea Systems Division.
Identifiable assets:
Undersea systems	$6,460	$5,411	$6,860
Package inspection systems	1,740	2,247	2,090
Corporate assets	941	2,112	2,639

Total	$9,141	$9,770	$11,589

Depreciation:
Undersea systems	$251	$315	$302
Package inspection systems	315	227	188
Corporate assets	60	41	48

Total	$626	$583	$538

Tax (benefit) expense:
Undersea systems	$201	$(142)	$(381)
Package inspection systems	(1)	(38)	(8)
Corporate assets	(12)	1,011	(26)

Total	$188	$831	$(415)

Purchases (sales) of fixed assets:
Undersea systems	$81	$50	$150
Package inspection systems	17	(374)	69
Corporate assets	22	115	8

Total	$120	$(209)	$227

The net sales of each product line of the Undersea Systems Division were:
Underwater Acoustics	$5,662	$5,089	$4,151
Geophysical Exploration Equipment	4,544	3,315	3,537
Other Undersea Products	2,760	1,295	3,293

Total	$12,966	$9,699	$11,611

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Package Inspection Systems Division has only one product line.

Net sales by geographic area for the years ended September 30, 2004, 2003 and 2002 were:

Geographic Area	2004	2003	2002
United States	$10,202	$11,870	$10,966
France	2,296	607	129
Germany	944	316	242
South Korea	1,301	365	515
Malaysia	31	—	2,299
Other	5,076	3,866	3,569

	$19,850	$17,024	$17,720

(9)    Related Party Transactions

Prior to fiscal year 2003, the Company paid patent license fees to an entity controlled by the Company’s Chairman of the Board. The Company expensed approximately $20 for these fees in fiscal year 2002. In 2002, the Company elected to discontinue payment of this minimum annual license fee to the entity controlled by the Company’s Chairman of the Board. As a consequence, the Company’s rights under this license were converted from exclusive rights to nonexclusive rights, effective as of November 30, 2002.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(10)    Certain Balance Sheet Accounts

(a)  Accrued Expenses:

Accrued expenses consist of the following at September 30, 2004 and 2003:

	2004	2003
Accrued salary and related expenses	$564	$524
Accrued warranty	200	200
Accrued income taxes	211	100
Other accrued expenses	583	337

	$1,558	$1,161

(b)  Accounts Receivable Reserve

The changes in the accounts receivable reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2002	$465	$30	$130	$365
2003	365	(98)	32	235
2004	235	65	9	291

(c)  Warranty Reserve

The changes in the warranty reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2002	$815	$(97)	$468	$250
2003	250	107	157	200
2004	200	141	141	200

During fiscal year 2002, the Company reversed approximately $405 of warranty reserve related to a specific warranty issue on an older model hydrophone. During fiscal year 2003, the Company reversed approximately $50 of warranty reserve related to the same issue. The reduction in warranty reserve in both years was the result of a lower return rate and lower repair and replacement costs for this issue related to the older model hydrophone.

BENTHOS, INC.

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond (22)

10.4	Employment Contract with John L. Coughlin (1)

10.5	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.6	Severance Agreement with John L. Coughlin (13)

10.7	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.8	Employment Agreement with Francis E. Dunne, Jr. (11)

10.9	Employment Agreement with James R. Kearbey dated as of January 1, 2003 (20)

10.10	Employee Stock Ownership Plan (1)

10.11	First Amendment to Employee Stock Ownership Plan (2)

10.12	Second Amendment to Employee Stock Ownership Plan (8)

10.13	Third Amendment to Employee Stock Ownership Plan (8)

10.14	Fourth Amendment to Employee Stock Ownership Plan (11)

10.15	Fifth Amendment to Employee Stock Ownership Plan (11)

10.16	Amendment to Benthos, Inc. Employee Stock Ownership Plan dated July 19, 2004.

10.17	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

10.18	401(k) Retirement Plan (1993)(1)

10.19	First Amendment to 401(k) Retirement Plan (2)

10.20	Second Amendment to 401(k) Retirement Plan (2)

10.21	Third Amendment to 401(k) Retirement Plan (3)

10.22	401(k) Retirement Plan (1999)(8)

10.23	First Amendment to 1999 401(k) Retirement Plan (11)

10.24	Second Amendment to 1999 401(k) Retirement Plan (11)

10.25	Third Amendment to 1999 401(k) Retirement Plan (14)

10.26	Benthos, Inc. 401(k) Retirement Plan dated March 2004 (23)

10.27	Supplemental Executive Retirement Plan (1)

10.28	1990 Stock Option Plan (1)

10.29	Stock Option Plan for Non-Employee Directors (1)

10.30	1998 Non-Employee Directors’ Stock Option Plan (4)

10.31	Benthos, Inc. 2000 Stock Incentive Plan (9)

Exhibit

10.32	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.33	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.34	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.35	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

10.36	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.37	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.38	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.39	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.40	Second Amendment to Credit Agreement dated December 12, 2001 (17)

10.41	Third Amendment to Credit Agreement dated January 29, 2003 (20)

10.42	Fourth Amendment to Credit Agreement dated November 3, 2003 (22)

10.43	Fifth Amendment to Credit Agreement dated January 7, 2004 (23)

10.44	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.45	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996 (6)

10.46	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998 (6)

10.47	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.48	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.49	Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.50	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

10.51	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003 (20)

10.52	Amendment of Purchase and Sale Agreement dated as of June 30, 2003 (21)

10.53	Second Amendment of Purchase and Sale Agreement dated as of August 11, 2003 (22)

10.54	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003 (22)

10.55	License Agreement with Simon Fraser University dated September 1, 2000 (23)

10.56	Amendment No. 1 to Simon Fraser License Agreement dated March 15, 2004 (23)

10.57	Contract with University of Wisconsin-Madison for purchase of pressure glass spheres dated January 21, 2004 (23)

10.58	License Agreement with Woods Hole Oceanographic Institute dated as of August 18, 2004

21	Subsidiaries of the Registrant (19)

Exhibit

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act

32	Statement Pursuant to 18 U.S.C. §1350

(1)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (File No. 0-29024) and incorporated herein by this reference.