Form 10QSB
period 2005-01-02
BENTHOS INC
filed 2005-02-16
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 2, 2005

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

State the number of shares outstanding of each of the issuer’s classes of Common equity as of the latest practicable date:

Common Stock par value $.06 2/3	1,402,977
(Class)	(Outstanding stock at February 14, 2005)

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED

DECEMBER 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2004	September 30, 2004
Assets

Current Assets:
Cash and Cash Equivalents	$650	$241
Accounts Receivable, Net	2,497	3,565
Inventories	3,033	3,149
Prepaid Expenses and Other Current Assets	127	168

Total Current Assets	6,307	7,123

Property, Plant and Equipment, Net	1,265	1,189
Goodwill	576	576
Acquired Intangible Assets, Net	158	218
Other Assets, Net	33	35

	$8,339	$9,141

Liabilities and Stockholders’ Investment

Current Liabilities:
Current Portion of Long-Term Debt	$279	$279
Accounts Payable	740	1,217
Accrued Expenses	1,141	1,558
Customer Deposits	260	302

Total Current Liabilities	2,420	3,356

Long-Term Debt, Net of Current Portion	186	256

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value-Authorized – 7,500 Shares Issued – 1,673 and 1,665 Shares at December 31, 2004 and September 30, 2004, respectively	112	111
Capital in Excess of Par Value	1,690	1,648
Retained Earnings	4,562	4,401
Treasury Stock, at cost– 270 shares at December 31, 2004 and September 30, 2004	(631)	(631)

Total Stockholders’ Investment	5,733	5,529

	$8,339	$9,141

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Quarter Ended
	December 31, 2004	December 31, 2003
Net Sales	$5,019	$3,823

Cost of Sales	2,969	2,381

Gross Profit	2,050	1,442

Selling, General and Administrative Expenses	1,298	1,183
Research and Development Expenses	477	370
Amortization of Acquired Intangibles	60	60

Income (Loss) from Operations	215	(171)

Interest Expense	(8)	(16)

Income (Loss) before Income Taxes	207	(187)

Provision for Income Taxes	46	—

Net Income (Loss)	$161	$(187)

Basic Earnings (Loss) Per Share	$0.12	$(0.14)

Diluted Earnings (Loss) Per Share	$0.10	$(0.14)

Weighted Average Number of Shares Outstanding	1,398	1,383

Weighted Average Number of Shares Outstanding, assuming dilution	1,598	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended
	December 31, 2004	December 31, 2003
Cash Flows from Operating Activities:

Net Income (Loss)	$161	$(187)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	203	258
Changes in Assets and Liabilities:
Accounts Receivable	1,068	(143)
Inventories	(28)	16
Prepaid Expenses and Other Current Assets	41	35
Accounts Payable and Accrued Expenses	(894)	(609)
Customer Deposits	(42)	42

Net Cash Provided by (Used in) Operating Activities	509	(588)

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(72)	(34)
Note Receivable and Other Receivable – Real Estate	—	1,150
Other Investing Activities, net	(1)	—

Net Cash (Used in) Provided by Investing Activities	(73)	1,116

Cash Flows from Financing Activities:
Borrowings on Line of Credit	—	300
Payments on Long-Term Debt	(70)	(669)
Proceeds from Exercise of Stock Options	43	—

Net Cash Used in Financing Activities	(27)	(369)

Net Increase in Cash and Cash Equivalents	409	159

Cash and Cash Equivalents, Beginning of Period	241	204

Cash and Cash Equivalents, End of Period	$650	$363

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$9	$20

Income Taxes Paid, Net	$106	$1

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of inventory to Property, Plant and Equipment as demonstration equipment	$273	$276

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Notes to Financial Statements

(in thousands, except per share amounts)

1. Fiscal Periods

The fiscal year of Benthos, Inc. (the Company) ends on September 30 each year. Interim quarters are composed of 13 weeks unless otherwise noted and end on the Sunday closest to December 31, March 31, and June 30. All references in the unaudited condensed consolidated financial statements to fiscal periods ended on December 31, March 31, or June 30 mean the interim quarters referred to above.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004, included in the Company’s previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the fiscal year 2005 presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2004	September 30, 2004
Raw Materials	$227	$235
Work-in-Process	2,782	2,806
Finished Goods	24	108

	$3,033	$3,149

4. Note Receivable and Other Receivable – Real Estate

On September 29, 2003, the Company completed the sale of two parcels of real estate in Falmouth Massachusetts, called the South Side and the North Side parcels, for a total sales price of $2,500. The gross proceeds of $1,300 for the South Side parcel were received on September 30, 2003. The Company used $650 of these proceeds to repay a portion of the principal on the term loan. The proceeds for the North Side parcel were $1,150, net of $50 in commissions. The Company received these proceeds in October 2003. The Company used $600 of these proceeds to repay an additional portion of the principal on the term loan in fiscal year 2004.

5. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Quarter Ended December 31,
	2004	2003
Basic weighted average common shares outstanding	1,398	1,383
Weighted average common share equivalents	200	—

Diluted weighted average shares outstanding	1,598	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Quarter Ended December 31,
	2004	2003
Options to purchase common stock	5	203

6. Stock Options

At December 31, 2004, the Company had two stock-based compensation plans (one plan for employees and one plan for non-employee directors). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as the options granted under these plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

The Company provides pro forma disclosures of compensation expense under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The assumptions used in computing fair value were as follows:

	Quarter Ended December 31,
	2004	2003
Risk-free interest rate	N/A	3.95% - 3.96%
Expected dividend yield	N/A	—
Expected life (in years)	N/A	7
Expected volatility	N/A	40%

The Company did not grant any options during the first quarter of fiscal year 2005.

Had compensation cost for the Company’s stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the periods shown below would have been as follows:

	Quarter Ended December 31,
	2004	2003
Net income (loss) as reported	$161	$(187)

Add:
Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—

Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(21)	(40)

Pro forma net income (loss)	$140	$(227)

Basic income (loss) per share
As reported	$0.12	$(0.14)

Pro forma	$0.10	$(0.16)

Diluted income (loss) per share
As reported	$0.10	$(0.14)

Pro forma	$0.09	$(0.16)

7. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Quarter Ended December 31,
	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$3,424	$2,451
Package Inspection Systems	1,595	1,372

Total	$5,019	$3,823

Gross Profit:
Undersea Systems	$1,230	$871
Package Inspection Systems	820	571

Total	$2,050	$1,442

Income (Loss) from Operations:
Undersea Systems	$149	$(151)
Package Inspection Systems	66	(20)

Total	$215	$(171)

Identifiable Assets:
Undersea Systems	$4,931	$5,442
Package Inspection Systems	2,061	2,193
Corporate Assets	1,347	1,012

Total	$8,339	$8,647

Depreciation:
Undersea Systems	$54	$97
Package Inspection Systems	48	85
Corporate Assets	38	13

Total	$140	$195

Purchases of Fixed Assets:
Undersea Systems	$10	$14
Package Inspection Systems	8	2
Corporate Assets	54	18

Total	$72	$34

Revenues by geographic area were as follows:

	Quarter Ended December 31,
Geographic Area	2004	2003
United States	$2,619	$2,250
France	965	206
Other	1,435	1,367

Total	$5,019	$3,823

The Company classifies revenue by geographic area based on the location where the products are delivered.

Revenues by product line within the Undersea Systems segment were as follows:

	Quarter Ended December 31,
	2004	2003
Product Line:
Underwater Acoustics	$1,530	$1,191
Geophysical Exploration Equipment	1,317	777
Other Undersea Products	577	483

Total	$3,424	$2,451

The Package Inspection Systems segment has only one product line.

8. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (5.25% at December 31, 2004) plus 0.75%. The term note matures in August 2006. Principal payments under the term note will be $210 for the remainder of fiscal year 2005 and $255 in fiscal year 2006.

The line of credit expires on January 31, 2006. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. The interest rate under the line of credit accrues at prime (5.25% at December 31, 2004) plus 0.75%. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of December 31, 2004. There were no advances outstanding under the line of credit as of December 31, 2004. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2004, the Company was in compliance with these covenants.

9. New Accounting Standards

In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004),” Share-Based Payment “(“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on January 1, 2006. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

10. Comprehensive Income (Loss)

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

Prior to fiscal year 2004, the Company had experienced a decrease in sales and incurred a loss from operations during the years ended September 30, 2003 and 2002. As a result, the Company did not, at various times, satisfy some of the financial covenants under its line of credit and term loan agreement with its bank. The Company obtained waivers of these defaults and the financial covenants were amended based upon the Company’s projections for the year ended September 30, 2004. The Company met its financial covenants in all periods of fiscal year 2004. The Company has prepared projections for the year ending September 30, 2005 and the bank has renewed the line of credit through January 31, 2006 based on these projections. The Company met all of its financial covenants for the first quarter of fiscal year 2005. While there can be no guarantee that it will attain these projections for the year ending September 30, 2005, management believes the Company will meet the covenants as required by the line of credit and have sufficient cash flows from operations (based on its sales projections and cost savings measures) along with its cash balances and availability from its line of credit to fund operations. If the Company does not meet the covenants under its amended credit agreement, it may need to seek alternative financing. In such event, there can be no guarantee that the Company will be able to obtain financing on commercially acceptable terms.

In the quarter ended December 31, 2004, the Company achieved sales of $5,019, gross profit of $2,050, and net income of $161. These results were 31.3%, 42.2%, and 186.1% improvements over the quarter ended December 31, 2003, respectively. Sales of the Undersea Systems Division were $3,424, up 39.7% over the first quarter of fiscal year 2004, as a result of improved market conditions and large project orders in the geophysical exploration equipment and underwater acoustics product lines. Sales of the Package Inspection Systems Division were $1,595, an increase of 16.3% over the first quarter of fiscal year 2004, as a result of the timing of orders. Sales of the Undersea Systems Division were assisted by increased sales outside of the United States of 66.0% in the first quarter of fiscal year 2005 over the first quarter of fiscal year 2004, resulting partly from the weakness in the U.S. dollar and demand for the Company’s geophysical hydrophone used by the oil and gas industry.

Gross profit improved to 40.8 % of sales in the first quarter fiscal year 2005 as compared to 37.7% in the first quarter of fiscal year 2004. The improvement in gross margins in the first quarter of fiscal year 2005 was experienced by both divisions and is a result of improved overhead absorption related to the increased sales volume along with improved pricing and product mix.

The Company sees many risks and opportunities in fiscal year 2005. The U. S. and world economies, government spending, the markets served by the Company’s divisions, energy prices, competitive pressures, the value of the U.S. dollar, orders by major customers, timing of project orders, successful launches of new products, and other factors will have an effect on fiscal year 2005 and beyond. While the timing of large orders may cause some unevenness in quarterly sales in the remaining quarters of fiscal year 2005, the Company anticipates that there will be sales growth in both divisions, and that gross profit margins, as a percentage of total sales, will equal or exceed those achieved in fiscal year 2004.

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

1. Revenue Recognition

Revenue is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company enters into arrangements for multiple deliverables when it contracts to deliver a product along with providing installation services. The Company follows Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Based upon the criteria contained in EITF No. 00-21, the Company has determined that the deliverables are separable into units of accounting. Revenue is allocated based on the relative fair values of the individual units of accounting. Revenue is recognized from each of these units of accounting as each unit is delivered or performed. A general right of return or cancellation does not exist once the product is delivered to the customer. Amounts received from customers for future delivery are shown as customer deposits in the accompanying condensed consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

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

4. Goodwill

The goodwill associated with the 1999 Datasonics acquisition is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal year 2004, the Company completed a valuation of its goodwill by comparing the fair value of its reporting units, as determined by an independent appraiser, to the reporting units’ book value. The valuation indicated that goodwill for the Undersea Systems business segment was not impaired. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish the market value for the Company’s reporting units is based upon management’s judgment.

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

Results of Operations — First quarter of fiscal year 2005 compared with first quarter of fiscal year 2004.

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to total sales:

	Quarter Ended
	December 31, 2004	December 31, 2003
Net Sales	100.0%	100.0%

Cost of Sales	59.2%	62.3%

Gross Profit	40.8%	37.7%
Selling, General and Administrative Expenses	25.8%	30.9%
Research and Development Expenses	9.5%	9.7%
Amortization of Acquired Intangibles	1.2%	1.6%

Income (Loss) from Operations	4.3%	(4.5)%
Interest Expense	(0.2)%	(0.4)%

Income (Loss) before income taxes	4.1%	(4.9)%

Provision for income taxes	0.9%	—

Net Income (Loss)	3.2%	(4.9)%

The Company evaluates its sales by segments:

	Quarter Ended December 31,
	2004	2003
Sales to Unaffiliated Customers:
Undersea Systems	$3,424	$2,451
Package Inspection Systems	1,595	1,372

Total	$5,019	$3,823

Sales. Net sales increased by 31.3% in the first quarter of fiscal year 2005 to $5,019 as compared to $3,823 in the first quarter of fiscal year 2004.

The table of sales by product line within the Undersea Systems Division is as follows:

	Quarter Ended December 31,
	2004	2003
Product Line:
Underwater Acoustics	$1,530	$1,191
Geophysical Exploration Equipment	1,317	777
Other Undersea Products	577	483

Total	$3,424	$2,451

Sales of the Undersea Systems Division increased by 39.7% to $3,424 in the first quarter of fiscal year 2005 as compared to $2,451 in the first quarter of fiscal year 2004. The increase in sales was primarily concentrated in Geophysical Exploration Equipment and Underwater Acoustics. In the Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the Government and the oil and gas industry increased by $593 in the first quarter of fiscal year 2005 as compared to fiscal year 2004. This was partially offset by a decrease in sales of geophysical systems of $53 in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. In the Underwater Acoustics product line, sales of the Company’s commercial and Government acoustic modem products increased by $367 in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 and was offset slightly by decreases in the sales of the Company’s locator products and acoustic releases of $28 in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. The Company anticipates that sales of geophysical hydrophones will remain strong in the next six months as a result of demand from the oil and gas industry and that sales of glass instrument housings will remain strong in the next nine months as the result of anticipated sales to an international research project. However, the Company believes that in 2005, there will be increased competition in the geophysical hydrophone market as a result of a continued upturn in market demand caused by high energy prices.

Sales of the Package Inspection Systems Division increased by 16.3% to $1,595 in the first quarter of fiscal year 2005 as compared to $1,372 in the first quarter of fiscal year 2004. The increase resulted largely from the timing of orders. The Company anticipates sales of this product line in the remaining quarters of fiscal year 2005 will exceed those of the same periods in fiscal year 2004. The Package Inspection Systems segment has only one product line.

Sales to customers outside of the United States increased by 52.6% to $2,400 in the three months ended December 31, 2004 as compared to $1,573 in the three months ended December 31, 2003. The increase in sales to customers outside of the United States was primarily in Geophysical Exploration Equipment where foreign sales of geophysical hydrophones for use by the oil and gas industry increased by $730. The Company anticipates that foreign sales of geophysical hydrophones will remain strong in the next several months.

Gross Profit. Gross profit increased by 42.2% to $2,050 for the first quarter of fiscal year 2005 as compared to $1,442 for the first quarter of fiscal year 2004. As a percentage of sales, gross profit was 40.8% in the first quarter of fiscal year 2005 as compared to 37.7% in the first quarter of fiscal year 2004. The increase in gross profit percentage is attributed primarily to improved gross margins within both the Undersea Systems and Package Inspection Divisions resulting from increased sales volume and reduced manufacturing variances. The Company anticipates that it will maintain or improve the gross profit as a percentage of sales that it achieved in the past three months in the remaining quarters of the current fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 9.7% to $1,298 for the first quarter of fiscal year 2005 as compared to $1,183 in the first quarter of fiscal year 2004. As a percentage of sales, selling, general and administrative expenses decreased to 25.8% in the first quarter of fiscal year 2005 as compared to 30.9% for the first quarter of fiscal year 2004. The decrease in selling, general and administrative expenses as a percentage of sales is a result of increased sales volume. The increase in selling, general and administrative expenses of $115 in the first quarter of fiscal year 2005 is principally a result of increases in incentive compensation ($76) and increases in profit sharing ($17) as compared to the first quarter of fiscal year 2004.

Research and Development Expenses. Research and development expenses increased 28.9% to $477 for the first quarter of fiscal year 2005 as compared to $370 in the first quarter of fiscal year 2004. As a percentage of sales, research and development expenses decreased to 9.5% of sales in the first quarter of fiscal year 2005 from 9.7% in the first quarter of fiscal year 2004. The decrease in the research and development expenses as a percentage of sales is primarily a result of higher sales volume than in the first quarter of fiscal year 2004. The spending on research and development expenses in the first quarter of fiscal year 2005 was higher than in the first quarter of fiscal year 2004 as increased spending in new product development in the Package Inspection Systems Division ($125) was partially offset by decreased spending on projects within the Undersea Systems Division ($18). The Company anticipates that the spending on research and development will remain at or above the current level for the remainder of fiscal year 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60 in each of the first quarters of fiscal years 2005 and 2004. The amortization of acquired intangibles relates to the purchased technology in the Datasonics acquisition during fiscal year 1999. The remaining balance of $158 will be amortized at $60, $60, and $38 in the second, third, and fourth quarters of fiscal year 2005, respectively.

Interest Expense. Interest expense decreased to $8 in the first quarter of fiscal year 2005 as compared to $16 in the first quarter of fiscal year 2004. The decrease in interest expense was a result of reduced outstanding principal on the term loan.

Provision for Income Taxes. The provision for income taxes was $46 in the first quarter of fiscal year 2005. The effective tax rate was 22.2%. The rate in the first quarter of fiscal 2005 is lower than the statutory rate primarily as a result of the use of research and development credits. The Company has a valuation reserve of $2,000 that may reverse into income when the realization of the associated assets becomes more likely than not.

Liquidity and Capital Resources. The Company’s cash and cash equivalents increased $409 from September 30, 2004 to December 31, 2004.

The following table presents, for the quarter ended December 31, 2004, the cash generated and used by the Company’s operations of the balance sheet accounts that affect cash flow from operations:

	Generated	Used
Depreciation and Amortization (non cash)	$203	—
Decrease in accounts receivable	1,068	—
Net income	161	—
Decrease in prepaid expenses and other current assets	41	—
Decrease in accounts payable and accrued expenses	—	$(894)
Decrease in customer deposits	—	(42)
Increase in inventories	—	(28)

Total	$1,473	$(964)

Cash Generated	$1,473
Cash Used	(964)

Total provided by operations	$509

Cash of $509 was provided by operating activities, primarily the result of the net income achieved during the quarter of $161, decreases in accounts receivable of $1,068 and in prepaid expenses and other current assets of $41, and depreciation and amortization of $203. These sources were partially offset by decreases in accounts payable of $477 and in accrued expenses of $417, decreases in customer deposits of $42 and an increase in inventory of $28 (which includes $273 transferred to property, plant and equipment as demonstration equipment and $235 generated from the sale of demonstration equipment). The Company anticipates that its ability to maintain positive cash flow from operations in the future is primarily related to its ability to maintain its operating profits, maintaining the collections of accounts receivable through strict adherence to payment terms, reduction of inventories by matching deliveries closer to scheduled shipment dates, and management of accounts payable to vendors.

The Company used $73 of cash in its investing activities, primarily from purchases of Property, Plant and Equipment of $72. The Company does not anticipate any significant uses of cash related to fixed asset purchases.

The Company used $27 of cash in financing activities. Financing activities includes the payment of $70 on the term loan partially offset by $43 in proceeds from exercise of stock options. The Company does not have any significant contractual obligations or commercial commitments aside from its obligation to the bank that requires quarterly principal payments of $70 through August 2006.

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (5.25% at December 31, 2004) plus 0.75%. The term note matures in August 2006. Principal payments under the term note will be $210 for the remainder of fiscal year 2005 and $255 in fiscal year 2006.

The line of credit expires on January 31, 2006. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. Borrowings under the line of credit accrue interest at prime (5.25% at December 31, 2004) plus 0.75%. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of December 31, 2004. There were no advances outstanding under the line of credit as of December 31, 2004. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of December 31, 2004, the Company was in compliance with these covenants.

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

Items 1 – 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits set forth in the Exhibit Index on the following page are filed herewith (or incorporated by reference to the Company’s previous filings) as a part of this report.

(b) Reports on Form 8-K

During the fiscal quarter ended December 31, 2004, the Company filed one report on Form 8-K (dated November 19, 2004). That report furnished, under Item 2.02, a copy of its public announcement on November 19, 2004 of its results of operations and financial condition for the fourth quarter and the full fiscal year 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By	/s/ Francis E. Dunne, Jr.
Francis E. Dunne, Jr.
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

DATE: February 16, 2005

BENTHOS, INC.

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

4.1	Common Stock Certificate (1)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond (22)

10.4	Employment Contract with John L. Coughlin (1)

10.5	Amended and Restated Employment Agreement with John L. Coughlin (10)

10.6	Severance Agreement with John L. Coughlin (13)

10.7	Employment Agreement with Ronald L. Marsiglio dated May 21, 2001 (15)

10.8	Amended and Restated Employment Agreement with Ronald L. Marsiglio (25)

10.9	Employment Agreement with Francis E. Dunne, Jr. (11)

10.10	Amended and Restated Employment Agreement with Francis E. Dunne, Jr. (25)

10.11	Employment Agreement with James R. Kearbey dated as of January 1, 2003 (20)

10.12	Amended and Restated Employment Agreement with James R. Kearbey (25)

10.13	Employment Agreement between the Company and Francois Leroy (25)

10.14	Benthos, Inc. Fiscal Year 2005 Incentive Compensation Matrix (25)

10.15	Employee Stock Ownership Plan (1)

10.16	First Amendment to Employee Stock Ownership Plan (2)

10.17	Second Amendment to Employee Stock Ownership Plan (8)

10.18	Third Amendment to Employee Stock Ownership Plan (8)

10.19	Fourth Amendment to Employee Stock Ownership Plan (11)

10.20	Fifth Amendment to Employee Stock Ownership Plan (11)

10.21	Amendment to Benthos, Inc. Employee Stock Ownership Plan dated July 19, 2004 (24)

10.22	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (19)

10.23	401(k) Retirement Plan (1993)(1)

10.24	First Amendment to 401(k) Retirement Plan (2)

10.25	Second Amendment to 401(k) Retirement Plan (2)

10.26	Third Amendment to 401(k) Retirement Plan (3)

10.27	401(k) Retirement Plan (1999)(8)

10.28	First Amendment to 1999 401(k) Retirement Plan (11)

10.29	Second Amendment to 1999 401(k) Retirement Plan (11)

10.30	Third Amendment to 1999 401(k) Retirement Plan (14)

10.31	Benthos, Inc. 401(k) Retirement Plan dated March 2004 (23)

10.32	Supplemental Executive Retirement Plan (1)

10.33	1990 Stock Option Plan (1)

10.34	Stock Option Plan for Non-Employee Directors (1)

10.35	1998 Non-Employee Directors’ Stock Option Plan (4)

10.36	Benthos, Inc. 2000 Stock Incentive Plan (9)

10.37	License Agreement between the Company and The Penn State Research Foundation dated December 13, 1993 (1)

10.38	Technical Consultancy Agreement between the Company and William D. McElroy dated July 12, 1994 (1)

10.39	Technical Consultancy Agreement between the Company and William D. McElroy dated October 1, 1996 (3)

10.40	General Release and Settlement Agreement between the Company and Lawrence W. Gray dated February 8, 1996 (1)

10.41	Line of Credit Loan Agreement between the Company and Cape Cod Bank and Trust Company dated September 24, 1990, as amended (1)

10.42	Commercial Mortgage Loan Extension and Modification Agreement between the Company and Cape Cod Bank and Trust Company, dated July 6, 1994 (1)

10.43	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (8)

10.44	First Amendment to Credit Agreement dated March 23, 2001 (14)

10.45	Second Amendment to Credit Agreement dated December 12, 2001 (17)

10.46	Third Amendment to Credit Agreement dated January 29, 2003 (20)

10.47	Fourth Amendment to Credit Agreement dated November 3, 2003 (22)

10.48	Fifth Amendment to Credit Agreement dated January 7, 2004 (23)

10.49	Sixth Amendment to Credit Agreement dated December 20, 2004

10.50	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.51	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996 (6)

10.52	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998 (6)

10.53	Asset Purchase Agreement among Benthos, Inc., Datasonics, Inc., and William L. Dalton and David A. Porta (7)

10.54	Settlement Agreement and Mutual Release dated October 18, 2001 between the Company and RJE International, Inc (16)

10.55	Amendment of Settlement Agreement and General Release dated June 10, 2002. (19)

10.56	Amendment and Termination of Consulting Agreement between the Company and William D. McElroy dated February 15, 2002 (18)

10.57	Standard Form Purchase and Sale Agreement among the Company and certain of its subsidiaries and Falmouth Economic Development & Industrial Corporation dated March 21, 2003 (20)

10.58	Amendment of Purchase and Sale Agreement dated as of June 30, 2003 (21)

10.59	Second Amendment of Purchase and Sale Agreement dated as of August 11, 2003 (22)

10.60	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003 (22)

10.61	License Agreement with Simon Fraser University dated September 1, 2000 (23)

10.62	Amendment No. 1 to Simon Fraser License Agreement dated March 15, 2004 (23)

10.63	Contract with University of Wisconsin-Madison for purchase of pressure glass spheres dated January 21, 2004 (23)

10.64	License Agreement with Woods Hole Oceanographic Institute dated as of August 18, 2004 (24)

21	Subsidiaries of the Registrant (19)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act

32	Statement Pursuant to 18 U.S.C. §1350

(1)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.

(2)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on or about August 27, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.

(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 (File No. 0-29024) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (File No. 0-29024) and incorporated herein by this reference.

(24)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-29024) and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about February 10, 2005 (File No. 0-29024) and incorporated herein by this reference.