Form 10QSB
period 2005-04-03
BENTHOS INC
filed 2005-05-12
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.06 2/3	1,408,903
(Class)	(Outstanding shares at May 9, 2005)

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED

MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2005	September 30, 2004
Assets

Current Assets:
Cash and Cash Equivalents	$1,108	$241
Accounts Receivable, Net	2,935	3,565
Inventories	3,469	3,149
Prepaid Expenses and Other Current Assets	124	168

Total Current Assets	7,636	7,123

Property, Plant and Equipment, Net	1,181	1,189
Goodwill	576	576
Acquired Intangible Assets, Net	98	218
Other Assets, Net	29	35

	$9,520	$9,141

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$279	$279
Accounts Payable	1,404	1,217
Accrued Expenses	1,325	1,558
Customer Deposits	353	302

Total Current Liabilities	3,361	3,356

Long-Term Debt, Net of Current Portion	116	256

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value – Authorized – 7,500 Shares Issued – 1,679 and 1,665 Shares at March 31, 2005 and September 30, 2004, respectively	112	111
Capital in Excess of Par Value	1,729	1,648
Retained Earnings	4,833	4,401
Treasury Stock, at cost– 270 shares at March 31, 2005 and September 30, 2004	(631)	(631)

Total Stockholders’ Investment	6,043	5,529

	$9,520	$9,141

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Product Sales	$5,403	$3,642	$9,832	$7,034
Services	511	553	1,101	984

Total Net Sales	5,914	4,195	10,933	8,018

Cost of Product Sales	3,139	2,070	5,762	4,260
Cost of Services	259	364	605	555

Gross Profit	2,516	1,761	4,566	3,203

Selling, General & Administrative Expenses	1,624	1,298	2,922	2,481
Research and Development Expenses	479	424	956	794
Amortization of Acquired Intangibles	59	59	119	119

Income (Loss) from Operations	354	(20)	569	(191)

Interest Expense	(7)	(16)	(15)	(32)

Income (Loss) before Income Taxes	347	(36)	554	(223)

Provision for Income Taxes	76	—	122	—

Net Income (Loss)	$271	$(36)	$432	$(223)

Basic Earnings (Loss) Per Share	$0.19	$(0.03)	$0.31	$(0.16)

Diluted Earnings (Loss) Per Share	$0.17	$(0.03)	$0.27	$(0.16)

Weighted Average Number of Shares Outstanding	1,404	1,383	1,401	1,383

Weighted Average Number of Shares Outstanding, Assuming Dilution	1,616	1,383	1,607	1,383

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2005	March 31, 2004
Cash Flows from Operating Activities:

Net Income (Loss)	$432	$(223)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	397	435
Changes in Assets and Liabilities:
Accounts Receivable	630	(305)
Inventories	(484)	(28)
Prepaid Expenses and Other Current Assets	44	34
Accounts Payable and Accrued Expenses	(46)	(633)
Customer Deposits	51	(56)

Net Cash Provided by (Used in) Operating Activities	1,024	(776)

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(99)	(63)
Cash Received from Sale of Real Estate	—	1,150

Net Cash (Used in) Provided by Investing Activities	(99)	1,087

Cash Flows from Financing Activities:
Borrowings on Line of Credit	—	250
Payments on Long-Term Debt	(140)	(739)
Proceeds from Exercise of Stock Options	82	—

Net Cash Used in Financing Activities	(58)	(489)

Net Increase (Decrease) in Cash and Cash Equivalents	867	(178)

Cash and Cash Equivalents, Beginning of Period	241	204

Cash and Cash Equivalents, End of Period	$1,108	$26

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$16	$34

Income Taxes Paid, Net	$158	$52

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of inventory to Property, Plant and Equipment as demonstration equipment	$496	$443

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Notes to Financial Statements

(in thousands, except per share amounts)

1. Fiscal Periods

The fiscal year of Benthos, Inc. (the Company) ends on September 30. Interim quarters are composed of 13 weeks unless otherwise noted and end on the Sunday closest to December 31, March 31, and June 30. All references in the unaudited condensed consolidated financial statements to fiscal periods ended on December 31, March 31, or June 30 mean the interim quarters referred to above.

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

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2005	September 30, 2004
Raw Materials	$241	$235
Work-in-Process	3,211	2,806
Finished Goods	17	108

	$3,469	$3,149

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

5. Earnings (Loss) Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	1,404	1,383	1,401	1,383
Weighted average common share equivalents	212	—	206	—

Diluted weighted average shares outstanding	1,616	1,383	1,607	1,383

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Options to purchase common stock	5	163	5	183

6. Stock Options

At March 31, 2005, the Company had two stock-based compensation plans (one plan for employees and one plan for non-employee directors). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as the options granted under these plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

The Company provides pro forma disclosures of compensation expense under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The assumptions used in computing fair value were as follows:

	Six Months Ended March 31,
	2005	2004
Risk-free interest rate	N/A	3.26% - 3.96%
Expected dividend yield	N/A	—
Expected life (in years)	N/A	7
Expected volatility	N/A	60%

The Company did not grant any options during the first six months of fiscal year 2005.

Had compensation cost for the Company’s stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and net income (loss) per share for the periods shown below would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) as reported:	$271	$(36)	$432	$(223)

Add:
Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(18)	(42)	(39)	(82)

Pro forma net income (loss)	$253	$(78)	$393	$(305)

Basic income (loss) per share
As reported	$0.19	$(0.03)	$0.31	$(0.16)

Pro forma	$0.18	$(0.06)	$0.28	$(0.22)

Diluted income (loss) per share
As reported	$0.17	$(0.03)	$0.27	$(0.16)

Pro forma	$0.16	$(0.06)	$0.25	$(0.22)

7. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Sales to Unaffiliated Customers:
Undersea Systems	$4,148	$2,757	$7,572	$5,208
Package Inspection Systems	1,766	1,438	3,361	2,810

Total	$5,914	$4,195	$10,933	$8,018

Gross Profit:
Undersea Systems	$1,589	$1,210	$2,819	$2,081
Package Inspection Systems	927	551	1,747	1,122

Total	$2,516	$1,761	$4,566	$3,203

Income (Loss) from Operations:
Undersea Systems	$220	$218	$369	$67
Package Inspection Systems	134	(238)	200	(258)

Total	$354	$(20)	$569	$(191)

Identifiable Assets:
Undersea Systems			$5,758	$5,674
Package Inspection Systems			1,999	2,011
Corporate Assets			1,763	684

Total			$9,520	$8,369

Depreciation:
Undersea Systems	$48	$35	$102	$132
Package Inspection Systems	45	67	93	152
Corporate Assets	38	11	76	24

Total	$131	$113	$271	$308

Purchases of Fixed Assets:
Undersea Systems	$7	21	$17	$35
Package Inspection Systems	6	6	14	8
Corporate Assets	14	2	68	20

Total	$27	$29	$99	$63

Revenues by geographic area for the three and six months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Geographic Area:
United States	$2,592	$2,221	$5,211	$4,471
France	1,175	316	2,140	522
Other	2,147	1,658	3,582	3,025

Total	$5,914	$4,195	$10,933	$8,018

Revenues by product line within the Undersea Systems segment were as follows:
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Product Line:
Underwater Acoustics	$1,368	$1,044	$2,898	$2,235
Geophysical Exploration Equipment	1,923	814	3,240	1,591
Other Undersea Products	857	899	1,434	1,382

Total	$4,148	$2,757	$7,572	$5,208

The Package Inspection Systems segment has only one product line.

8. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (5.75% at March 31, 2005) plus 0.75%. The term note matures in August 2006. Principal payments under the term note will be $140 for the remainder of fiscal year 2005 and $255 in fiscal year 2006.

The line of credit expires on January 31, 2006. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. The interest rate under the line of credit accrues at prime (5.75% at March 31, 2005) plus 0.75%. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of March 31, 2005. There were no advances outstanding under the line of credit as of March 31, 2005. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of March 31, 2005, the Company was in compliance with these covenants.

9. New Accounting Standards

In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in reporting periods beginning October 1, 2006. The Company has not yet assessed the impact of adopting this new standard.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Quarterly Report on Form 10-QSB relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Overview

Benthos, Inc. and its subsidiaries (the “ Company”) design, manufacture, sell and service oceanographic products and systems for underwater exploration, oil and gas development and production, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity of food, dairy, beverage, pharmaceutical, personal care and chemical packages. Our customers are located throughout the world.

Prior to fiscal year 2004, we had experienced a decrease in sales and incurred a loss from operations during the years ended September 30, 2003 and 2002. As a result, we did not, at various times, satisfy some of the financial covenants under our line of credit and term loan agreement with our bank. We obtained waivers of these defaults and the financial covenants were amended based upon our projections for the year ended September 30, 2004. We met our financial covenants in all periods of fiscal year 2004. We have prepared projections for the year ending September 30, 2005 and the bank has renewed the line of credit through January 31, 2006 based on these projections. We have met all of our financial covenants for the first six months of fiscal year 2005. While there can be no guarantee that we will attain these projections for the year ending September 30, 2005, management believes that we will meet the covenants as required by the line of credit and have sufficient cash flows from operations (based on our sales projections and cost savings measures) along with our cash balances and availability from our line of credit to fund operations. If we do not meet the covenants under our amended credit agreement, we may need to seek alternative financing. In such event, there can be no guarantee that we will be able to obtain financing on commercially acceptable terms.

In the three months ended March 31, 2005, we achieved sales of $5,914,000, gross profit of $2,516,000, and net income of $271,000. These results were 41.0%, 42.9%, and greater than 100% improvements over the quarter ended March 31, 2004, respectively. Sales of our Undersea Systems Division were $4,148,000, up 50.5% over the second quarter of fiscal year 2004, as a result of improved market conditions and large project orders in the geophysical exploration equipment and underwater acoustics product lines. Sales of our Package Inspection Systems Division were $1,766,000, an increase of 22.8% over the second quarter of fiscal year 2004, as a result of the timing of orders. Sales of both of our divisions were assisted by increased international sales of 68.3%, with the Package Inspection Systems and the Undersea Systems Divisions up by 77.9% and 65.1%, respectively, in the second quarter of fiscal year 2005 over the second quarter of fiscal year 2004, resulting partly from the weakness in the U.S. dollar.

Gross profit margins improved to 42.5% of sales in the second quarter of fiscal year 2005 as compared to 42.0% in the second quarter of fiscal year 2004. The improvement in gross margins in the second quarter of fiscal year 2005 was primarily in our Package Inspection Systems Division and was a result of improved pricing and product mix and was offset by the margins of our Undersea Systems Division, which has lower margins than the products of our Package Inspection Systems Division.

We see many risks and opportunities in fiscal year 2005. The U. S. and world economies, government spending, the markets served by our divisions, energy prices, competitive pressures, the value of the U.S. dollar, orders by major customers, timing of project orders, launches of new products, our proposed public offering, and other factors will have an effect on fiscal year 2005 and beyond.

Critical Accounting Policies

The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates our estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves, the impairment of long-lived assets, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1. Revenue Recognition

We recognize revenue when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. We generally enter into arrangements for multiple deliverables when we contract to deliver a product along with providing installation services. We follow Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Based upon the criteria contained in EITF No. 00-21, we have determined that the deliverables are separable into units of accounting. Revenue is allocated based on the relative fair values of the individual units of accounting, and we generally recognize revenue from each of these units as each unit is delivered or performed. A general right of return or cancellation does not exist once the product is delivered to the customer. We show amounts received from customers for future delivery as customer deposits in our condensed consolidated balance sheets. We account for shipping and handling fees passed on to customers as sales, and we record the corresponding costs as cost of sales.

2. Inventory Valuation

We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

3. Warranty Reserves

Our warranties require us to repair or replace defective products returned to us during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

4. Goodwill

The goodwill associated with our 1999 acquisition of substantially all of the assets of Datasonics, Inc. is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal year 2004, we completed a valuation of our then reported goodwill by comparing the fair value of our reporting units, as determined by an independent appraiser, to the reporting units’ then book value. The valuation indicated that the then recorded goodwill for our Undersea Systems business segment was not impaired. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish the market value for our reporting units is based upon management’s judgment.

5. Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Results of Operations

Three Months Ended March 31,2005 compared to Three Months Ended March 31, 2004

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to net sales:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net Sales	100.0%	100.0%

Cost of Sales	57.5%	58.0%

Gross Profit	42.5%	42.0%
Selling, General and Administrative Expenses	27.4%	31.0%
Research and Development Expenses	8.1%	10.1%
Amortization of Acquired Intangibles	1.0%	1.4%

Income (Loss) from Operations	6.0%	(0.5)%
Interest Expense	(0.1)%	(0.4)%

Income (Loss) before income taxes	5.9%	(0.9)%

Provision for income taxes	1.3%	—

Net Income (Loss)	4.6%	(0.9)%

Sales. The following table shows our sales by segments:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	$4,148	$2,757
Package Inspection Systems	1,766	1,438

Total	$5,914	$4,195

Net sales increased by 41.0% in the second quarter of fiscal year 2005 to $5,914,000 as compared to $4,195,000 in the second quarter of fiscal year 2004.

The sales by product line within the Undersea Systems Division were as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Product Line:

Underwater Acoustics	$1,368	$1,044
Geophysical Exploration Equipment	1,923	814
Other Undersea Products	857	899

Total	$4,148	$2,757

Sales of our Undersea Systems Division increased by 50.5% to $4,148,000 in the second quarter of fiscal year 2005 as compared to $2,757,000 in the second quarter of fiscal year 2004. The increase in sales was concentrated in Geophysical Exploration Equipment and Underwater Acoustics. In the Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the oil and gas industry increased by $887,000 in the second quarter of fiscal year 2005 as compared to fiscal year 2004. This was complemented by an increase in sales of geophysical systems of $221,000 in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004. In the Underwater Acoustics product line, sales of our commercial and government acoustic modem products increased by $149,000 in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004 and was offset slightly by decreases in the sales of our locator products and acoustic releases of $67,000 in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004. As a result of increased exploration activity caused by higher energy prices and the non-exclusive character of our license to technology pertaining to our hydrophone products, we believe that in 2005 and future years we will face increased competition in the geophysical hydrophone market.

Sales of our Package Inspection Systems Division increased by 22.8% to $1,766,000 in the second quarter of fiscal year 2005 as compared to $1,438,000 in the second quarter of fiscal year 2004. The increase resulted largely from the timing of orders. The Package Inspection Systems segment has only one product line.

International sales increased by 68.3% to $3,322,000 in the second quarter of fiscal year 2005 as compared to $1,974,000 in the second quarter of fiscal year 2004. The increase in international sales was primarily in Geophysical Exploration Equipment where international sales of geophysical hydrophones for use by the oil and gas industry increased by $905,000 and in our Package Inspection Systems Division where international sales increased by $387,000.

Gross Profit. Gross profit increased by 42.9% to $2,516,000 for the second quarter of fiscal year 2005 as compared to $1,761,000 for the second quarter of fiscal year 2004. Gross profit margin was 42.5% in the second quarter of fiscal year 2005 as compared to 42.0% in the second quarter of fiscal year 2004. The increase in gross profit margin was attributable primarily to improved gross margins within our Package Inspection Division resulting from increased sales volume and pricing and was partly offset by a higher mix of sales from the Undersea Systems Division which has lower margins than the Package Inspection Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 25.1% to $1,624,000 for the second quarter of fiscal year 2005 as compared to $1,298,000 in the second quarter of fiscal year 2004. As a percentage of sales, selling, general and administrative expenses decreased to 27.4% in the second quarter of fiscal year 2005 as compared to 31.0% for the second quarter of fiscal year 2004. The decrease in selling, general and administrative expenses as a percentage of sales was a result of increased sales volume. The increase in selling, general and administrative expenses of $326,000 in the second quarter of fiscal year 2005, as compared to the second quarter of fiscal year 2004, was principally a result of increases in incentive compensation ($103,000) and profit-sharing ($28,000) accruals, in expenses related to our evaluation of our strategic alternatives ($78,000) that resulted in our filing on April 29, 2005 of a registration statement for a proposed public offering of common stock, and in legal and audit fees ($69,000) which included certain Sarbanes-Oxley compliance costs. In the event that the proposed public offering is not successfully completed, we would have to absorb approximately $400,000 of related expenses into our income statement and that would have a material adverse effect on our selling, general, and administrative expenses in the third quarter of this fiscal year.

Research and Development Expenses. Research and development expenses increased 13.0% to $479,000 for the second quarter of fiscal year 2005 as compared to $424,000 in the second quarter of fiscal year 2004. As a percentage of sales, research and development expenses decreased to 8.1% of sales in the second quarter of fiscal year 2005 from 10.1% in the second quarter of fiscal year 2004. The decrease in the research and development expenses as a percentage of sales was primarily a result of higher sales volume than in the second quarter of fiscal year 2004. Our research and development expenses in the second quarter of fiscal year 2005 were higher than in the second quarter of fiscal year 2004, as increased spending in new product development in our Package Inspection Systems Division ($62,000) was partially offset by decreased spending on projects within our Undersea Systems Division ($7,000). We currently plan to increase spending on research and development during the remainder of fiscal year 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $59,000 in each of the second quarters of fiscal years 2005 and 2004. The amortization of acquired intangibles related to the purchased technology we acquired in the Datasonics acquisition during fiscal year 1999. The remaining balance of $98,000 will be amortized $60,000 and $38,000 in the third and fourth quarters of fiscal year 2005, respectively.

Interest Expense. Interest expense decreased to $7,000 in the second quarter of fiscal year 2005 as compared to $16,000 in the second quarter of fiscal year 2004. The decrease in interest expense was a result of reduced outstanding principal on the term loan.

Provision for Income Taxes. The provision for income taxes was $76,000 in the second quarter of fiscal year 2005, and our effective tax rate was 21.9%. The rate in the second quarter of fiscal 2005 was lower than the statutory rate primarily as a result of the use of research and development credits. We have a valuation reserve of $2,000,000 related to our deferred tax assets. This reserve would reverse into income if and when the realization of the associated deferred tax assets becomes more likely than not.

Six Months Ended March 31, 2005 compared to Six Months Ended March 31, 2004

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to net sales:

	Six Months Ended
	March 31, 2005	March 31, 2004
Net Sales	100.0%	100.0%
Cost of Sales	58.2%	60.1%

Gross Profit	41.8%	39.9%
Selling, General and Administrative Expenses	26.7%	30.9%
Research and Development Expenses	8.8%	9.9%
Amortization of Acquired Intangibles	1.1%	1.5%

Income (Loss) from Operations	5.2%	(2.4)%
Interest Expense	(0.1)%	(0.4)%

Income (Loss) before income taxes	5.1%	(2.8)%

Provision for income taxes	1.1%	—

Net Income (Loss)	4.0%	(2.8)%

Sales. The following table shows our sales by segments:

	Six Months Ended March 31,
	2005	2004
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	7,572	$5,208
Package Inspection Systems	3,361	2,810

Total	$10,933	$8,018

Net sales increased by 36.4% in the first six months of fiscal year 2005 to $10,933,000 as compared to $8,018,000 in the first six months of fiscal year 2004. The sales by product line within the Undersea Systems Division were as follows:

	Six Months Ended March 31,
	2005	2004
	(In thousands)
Product Line:

Underwater Acoustics	$2,898	$2,235
Geophysical Exploration Equipment	3,240	1,591
Other Undersea Products	1,434	1,382

Total	$7,572	$5,208

Sales of our Undersea Systems Division increased by 45.4% to $7,572,000 in the first six months of fiscal year 2005 as compared to $5,208,000 in the first six months of fiscal year 2004. The increase in sales was primarily concentrated in Geophysical Exploration Equipment and Underwater Acoustics. In the Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the oil and gas industry increased by $1,480,000 in the first six months of fiscal year 2005 as compared to fiscal year 2004. This was also complemented by an increase in sales of geophysical systems of $168,000 in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. In the Underwater Acoustics product line, sales of our commercial and government acoustic modem products increased by $517,000 in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004 and was offset slightly by decreases in the sales of our locator products and acoustic releases of $73,000 in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. As a result of increased exploration activity caused by higher energy prices and the non-exclusive character of our license to technology pertaining to our hydrophone products, we believe that in 2005 and future years we will face increased competition in the geophysical hydrophone market.

Sales of our Package Inspection Systems Division increased by 19.6% to $3,361,000 in the first six months of fiscal year 2005 as compared to $2,810,000 in the first six months of fiscal year 2004. The increase resulted largely from the timing of orders. The Package Inspection Systems segment has only one product line.

International sales increased by 61.3% to $5,722,000 in the first six months of fiscal year 2005 as compared to $3,547,000 in the first six months of fiscal year 2004. The increase in international sales was primarily in Geophysical Exploration Equipment where international sales of geophysical hydrophones for use by the oil and gas industry increased by $1,634,000 and in our Package Inspection Systems Division where international sales increased by $592,000, and was partially offset by decreases in other areas.

Gross Profit. Gross profit increased by 42.6% to $4,566,000 for the first six months of fiscal year 2005 as compared to $3,203,000 for the first six months of fiscal year 2004. As a percentage of sales, gross profit was 41.8% in the first six months of fiscal year 2005 as compared to 39.9% in the first six months of fiscal year 2004. The increase in gross profit margin was attributable primarily to improved gross margins within our Package Inspection Division resulting from increased sales volume and pricing and was partly offset by a higher mix of sales from our Undersea Systems Division which has lower margins than the Package Inspection Systems Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 17.8% to $2,922,000 for the first six months of fiscal year 2005 as compared to $2,481,000 in the first six months of fiscal year 2004. As a percentage of sales, selling, general and administrative expenses decreased to 26.7% in the first six months of fiscal year 2005 as compared to 30.9% for the first six months of fiscal year 2004. The decrease in selling, general and administrative expenses as a percentage of sales was a result of increased sales volume. The increase in selling, general and administrative expenses of $441,000 in the first six months of fiscal year 2005, as compared to the first six months of fiscal year 2004, was principally a result of increases in incentive compensation ($179,000) and profit-sharing ($56,000) accruals, in expenses related to our evaluation of our strategic alternatives ($99,000) that resulted in our filing on April 29, 2005, of a registration statement for a proposed public offering of common stock, and in legal and audit fees ($101,000) which included certain Sarbanes-Oxley compliance costs. In the event that the proposed public offering is not successfully completed, we would have to absorb approximately $400,000 of related expenses into our income statement and that would have a materially adverse effect on our selling, general, and administrative expenses in the third quarter of this fiscal year.

Research and Development Expenses. Research and development expenses increased 20.4% to $956,000 for the first six months of fiscal year 2005 as compared to $794,000 in the first six months of fiscal year 2004. As a percentage of sales, research and development expenses decreased to 8.8% of sales in the first six months of fiscal year 2005 from 9.9% in the first six months of fiscal year 2004. The decrease in the research and development expenses as a percentage of sales was primarily a result of higher sales volume than in the first six months of fiscal year 2004. The spending on research and development expenses in the first six months of fiscal year 2005 was $162,000 higher than in the first six months of fiscal year 2004, as increased spending in new product development in our Package Inspection Systems Division ($190,000) was partially offset by decreased spending on projects within our Undersea Systems Division ($28,000). We currently plan to increase spending on research and development during the remainder of fiscal year 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $119,000 in each of the first six months of fiscal years 2005 and 2004. The amortization of acquired intangibles related to the purchased technology we acquired in the Datasonics acquisition during fiscal year 1999. The remaining balance of $98,000 will be amortized $60,000 and $38,000 in the third and fourth quarters of fiscal year 2005, respectively.

Interest Expense. Interest expense decreased to $15,000 in the first six months of fiscal year 2005 as compared to $32,000 in the first six months of fiscal year 2004. The decrease in interest expense was a result of reduced outstanding principal on the term loan.

Provision for Income Taxes. The provision for income taxes was $122,000 in the first six months of fiscal year 2005. The effective tax rate was 22.0%. The rate in the first six months of fiscal 2005 was lower than the statutory rate primarily as a result of the use of research and development credits. We have a valuation reserve of $2,000,000 related to our deferred tax assets. This reserve would reverse into income if and when the realization of the associated assets becomes more likely than not.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended March 31, 2005. Our cash and cash equivalents increased $867,000 from September 30, 2004 to March 31, 2005. The following table presents, for the six months ended March 31, 2005, the cash generated and used in our operations:

	Generated	Used
	(In thousands)
Depreciation and amortization (non cash)	$397	$—
Decrease in accounts receivable	630	—
Net income	432	—
Decrease in prepaid expenses and other current assets	44	—
Increase in customer deposits	51	—
Decrease in accounts payable and accrued expenses	—	(46)
Increase in inventories	—	(484)

Total	$1,554	$(530)

Cash Generated	$1,554
Cash Used	(530)

Total provided by operations	$1,024

Cash of $1,024,000 was provided by operating activities, primarily the result of the net income achieved during the first six months of $432,000, decreases in accounts receivable of $630,000, increases in accounts payable of $187,000, decreases in prepaid expenses and other current assets of $44,000, increases in customer deposits of $51,000 and depreciation and amortization of $397,000. These sources were partially offset by decreases in accrued expenses of $233,000, and an increase in inventory of $484,000 (which included $496,000 transferred to property, plant and equipment as demonstration equipment and $473,000 generated from the sale of demonstration equipment). We believe that our ability to maintain positive cash flow from operations in the future is primarily related to our ability to maintain our operating profits, improve collection of accounts receivable through strict adherence to payment terms, reduce inventories by matching deliveries closer to scheduled shipment dates for our products, and manage accounts payable to vendors.

We used $99,000 of cash in our investing activities, primarily for purchases of property, plant and equipment.

We used $58,000 of cash in financing activities. Financing activities included the payment of $140,000 on the term loan partially offset by $82,000 in proceeds from exercise of stock options. We do not have any significant contractual obligations or commercial commitments aside from our obligation to the bank that requires quarterly principal payments of $70,000 through August 2006.

Credit Facility. We have a credit facility with a bank. This facility provides for loans under two notes: a $5,500,000 variable rate term note and a $600,000 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (5.75% at March 31, 2005) plus 0.75%. The term note matures in August 2006. Principal payments under the term note will be $140,000 for the remainder of fiscal year 2005 and $255,000 in fiscal year 2006.

The line of credit expires on January 31, 2006. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. Borrowings under the line of credit accrue interest at prime (5.75% at March 31, 2005) plus 0.75%. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600,000 as of March 31, 2005. There were no advances outstanding under the line of credit as of March 31, 2005. The credit facility is secured by substantially all of our assets and requires us to meet certain covenants, including debt service coverage. As of March 31, 2005, we were in compliance with these covenants.

Our outstanding indebtedness under our existing credit agreement with a bank as of March 31, 2005, was $395,000 and such indebtedness will mature in August 2006. During the 12 months ended March 31, 2005, we generated $1,605,000 of cash from operating activities. Even if our proposed public offering of common stock is not successfully completed, we believe that we will have sufficient cash from operating activities, cash balances, our existing line of credit and other potential financing sources to continue operations for the next 12 months.

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

EXHIBIT INDEX

BENTHOS, INC.

Exhibit No.	Description
3.1	Restated Articles of Organization(1)

3.2	Articles of Amendment dated April 28, 1997(2)

3.3	Articles of Amendment dated April 20, 1998(5)

3.4	By-Laws(1)

3.5	By-Law Amendments adopted January 23, 1998(4)

10.1	Employment Contract with Samuel O. Raymond(1)

10.2	Third Amendment to Employment Contract with Samuel O. Raymond(2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond(14)

10.4	Amended and Restated Employment Agreement with Francis E. Dunne, Jr.(17)

10.5	Amended and Restated Employment Agreement with James R. Kearbey(17)

10.6	Employment Agreement between the Company and Francois Leroy(17)

10.7	Benthos, Inc. Fiscal Year 2005 Incentive Compensation Matrix(17)

10.8	Employee Stock Ownership Plan(1)

10.9	First Amendment to Employee Stock Ownership Plan(2)

10.10	Second Amendment to Employee Stock Ownership Plan(7)

10.11	Third Amendment to Employee Stock Ownership Plan(7)

10.12	Fourth Amendment to Employee Stock Ownership Plan(9)

10.13	Fifth Amendment to Employee Stock Ownership Plan(9)

10.14	Amendment to Benthos, Inc. Employee Stock Ownership Plan dated July 19, 2004(16)

10.15	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002(12)

10.16	Benthos, Inc. 401(k) Retirement Plan dated March 2004(15)

10.17	Supplemental Executive Retirement Plan(1)

10.18	1990 Stock Option Plan(1)

10.19	1994 Stock Option Plan for Non-Employee Directors(1)

10.20	1998 Non-Employee Directors’ Stock Option Plan(4)

10.21	Benthos, Inc. 2000 Stock Incentive Plan(8)

10.22	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999(7)

10.23	First Amendment to Credit Agreement dated March 23, 2001(10)

10.24	Second Amendment to Credit Agreement dated December 12, 2001(11)

10.25	Third Amendment to Credit Agreement dated January 29, 2003(13)

10.26	Fourth Amendment to Credit Agreement dated November 3, 2003(14)

10.27	Fifth Amendment to Credit Agreement dated January 7, 2004(15)

10.28	Sixth Amendment to Credit Agreement dated December 20, 2004(18)

10.29	License Agreement between the Company and Optikos Corporation dated July 29, 1997(3)

10.30	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996(6)

10.31	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998(6)

10.32	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003(14)

10.33	License Agreement with Simon Fraser University dated September 1, 2000(15)

10.34	Amendment No. 1 to Simon Fraser License Agreement dated March 15, 2004(15)

10.35	Contract with University of Wisconsin-Madison (15)

10.36	License Agreement with Woods Hole Oceanographic Institution dated as of August 18, 2004(16)

21	Subsidiaries of the Registrant(12)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about January 24, 2005 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 (File No. 0-2904) and incorporated herein by this reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By	/s/ Francis E. Dunne, Jr.
Francis E. Dunne, Jr.
Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial and Accounting Officer)

DATE: May 12, 2005