Form 10QSB
period 2005-07-03
BENTHOS INC
filed 2005-08-17
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.06 2/3	2,100,642
(Class)	(Outstanding shares at August 10, 2005)

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BENTHOS, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED

JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Benthos, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2005	September 30, 2004
Assets

Current Assets:
Cash and Cash Equivalents	$9,513	$241
Accounts Receivable, Net	3,343	3,565
Inventories	3,747	3,149
Prepaid Expenses and Other Current Assets	87	168

Total Current Assets	16,690	7,123

Property, Plant and Equipment, Net	1,132	1,189
Goodwill	576	576
Acquired Intangible Assets, Net	39	218
Other Assets, Net	25	35

	$18,462	$9,141

Liabilities and Stockholders’ Investment
Current Liabilities:
Current Portion of Long-Term Debt	$279	$279
Accounts Payable	1,392	1,217
Accrued Expenses	2,065	1,558
Customer Deposits	264	302

Total Current Liabilities	4,000	3,356

Long-Term Debt, Net of Current Portion	46	256

Stockholders’ Investment:
Common stock, $.06 2/3 Par Value- Authorized – 7,500 Shares Issued – 2,370 and 1,665 Shares at June 30, 2005 and September 30, 2004, respectively	158	111
Capital in Excess of Par Value	9,541	1,648
Retained Earnings	5,348	4,401
Treasury Stock, at cost– 270 shares at June 30, 2005 and September 30, 2004	(631)	(631)

Total Stockholders’ Investment	14,416	5,529

	$18,462	$9,141

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Product Sales	$6,246	$5,442	$16,078	$12,476
Services	452	304	1,553	1,288

Total Net Sales	6,698	5,746	17,631	13,764

Cost of Product Sales	3,336	3,121	9,098	7,381
Cost of Services	228	215	833	770

Gross Profit	3,134	2,410	7,700	5,613

Selling, General & Administrative Expenses	1,802	1,438	4,724	3,919
Research and Development Expenses	624	430	1,580	1,224
Amortization of Acquired Intangibles	60	60	179	179

Income from Operations	648	482	1,217	291

Interest Income	20	1	20	1

Interest Expense	(7)	(15)	(22)	(47)

Income before Income Taxes	661	468	1,215	245

Provision for Income Taxes	145	12	267	12

Net Income	$516	$456	$948	$233

Basic Earnings Per Share	$0.32	$0.33	$0.63	$0.17

Diluted Earnings Per Share	$0.29	$0.31	$0.56	$0.17

Weighted Average Number of Shares Outstanding	1,637	1,383	1,480	1,383

Weighted Average Number of Shares Outstanding, Assuming Dilution	1,800	1,452	1,671	1,406

See accompanying notes to Condensed Consolidated Financial Statements.

Benthos, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities:

Net Income	$948	$233

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	544	730
Changes in Assets and Liabilities:
Accounts Receivable	222	(517)
Inventories	(782)	(21)
Prepaid Expenses and Other Current Assets	81	14
Accounts Payable and Accrued Expenses	682	(857)
Customer Deposits	(38)	—

Net Cash Provided by (Used in) Operating Activities	1,657	(418)

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(115)	(78)
Cash Received from Sale of Real Estate	—	1,150

Net Cash (Used in) Provided by Investing Activities	(115)	1,072

Cash Flows from Financing Activities:
Payments on Long-Term Debt	(210)	(809)
Proceeds from Exercise of Stock Options	256	—
Proceeds from Issuance of Common Stock	7,684	—

Net Cash Provided by (Used in) Financing Activities	7,730	(809)

Net Increase (Decrease) in Cash and Cash Equivalents	9,272	(155)

Cash and Cash Equivalents, Beginning of Period	241	204

Cash and Cash Equivalents, End of Period	$9,513	$49

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$22	$52

Income Taxes Paid, Net	$193	$77

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of inventory to Property, Plant and Equipment as demonstration equipment	$667	$647

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004, included in the Company’s previously filed Form 10-KSB. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the fiscal year 2005 presentation.

3. Public Offering

In May 2005, the Company completed a public offering of 656 shares of common stock at $13.20 per share (the “Offering”). The net proceeds of the offering, after deducting applicable issuance costs and expenses, were $7,684.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2005	September 30, 2004
Raw Materials	$224	$235
Work-in-Process	3,497	2,806
Finished Goods	26	108

	$3,747	$3,149

5. Note Receivable and Other Receivable – Real Estate

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

6. Earnings Per Share

A reconciliation of basic and diluted shares outstanding is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	1,637	1,383	1,480	1,383
Weighted average common share equivalents	163	69	191	23

Diluted weighted average shares outstanding	1,800	1,452	1,671	1,406

The following securities were not included in computing earnings per share because their effects would be anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Options to purchase common stock	40	146	17	171

7. Stock Options

At June 30, 2005, the Company had two current stock-based compensation plans in effect (one plan for employees and one plan for non-employee directors). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as the options granted under these plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

The Company provides pro forma disclosures of compensation expense under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The assumptions used in computing fair value were as follows:

	Nine Months Ended June 30,
	2005	2004
Risk-free interest rate	3.78%	3.26% - 3.96%
Expected dividend yield	—	—
Expected life (in years)	7	7
Expected volatility	71%	60%

Had compensation cost for the Company’s stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and net income per share for the periods shown below would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income as reported:	$516	$456	$948	$233
Add:
Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(16)	(39)	(46)	(118)

Pro forma net income	$500	$417	$902	$115

Basic income per share
As reported	$0.32	$0.33	$0.63	$0.17
Pro forma	$0.31	$0.30	$0.61	$0.08

Diluted income per share
As reported	$0.29	$0.31	$0.56	$0.17
Pro forma	$0.29	$0.30	$0.54	$0.08

8. Segment Reporting

The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Sales to Unaffiliated Customers:
Undersea Systems	$3,773	$3,352	$11,344	$8,560
Package Inspection Systems	2,925	2,394	6,287	5,204

Total	$6,698	$5,746	$17,631	$13,764

Gross Profit:
Undersea Systems	$1,602	$1,378	$4,421	$3,459
Package Inspection Systems	1,532	1,032	3,279	2,154

Total	$3,134	$2,410	$7,700	$5,613

Income (Loss) from Operations:
Undersea Systems	$143	$242	$512	$309
Package Inspection Systems	505	240	705	(18)

Total	$648	$482	$1,217	$291

Identifiable Assets:
Undersea Systems			$6,107	$5,188
Package Inspection Systems			2,170	2,425
Corporate Assets			10,185	724

Total			$18,462	$8,337

Depreciation:
Undersea Systems	$52	$85	$154	$217
Package Inspection Systems	29	120	122	272
Corporate Assets	4	26	80	50

Total	$85	$231	$356	$539

Purchases of Fixed Assets:
Undersea Systems	$5	13	$22	$48
Package Inspection Systems	2	2	16	10
Corporate Assets	9	—	77	20

Total	$16	$15	$115	$78

Revenues by geographic area for the three and nine months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Geographic Area:
United States	$3,344	$2,188	$8,555	$6,659
France	1,163	729	3,303	765
Other	2,191	2,829	5,773	6,340

Total	$6,698	$5,746	$17,631	$13,764

Revenues by product line within the Undersea Systems segment were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Product Line:
Underwater Acoustics	$1,451	$1,268	$4,349	$3,503
Geophysical Exploration Equipment	1,664	1,353	4,904	2,944
Other Undersea Products	658	731	2,091	2,113

Total	$3,773	$3,352	$11,344	$8,560

The Package Inspection Systems segment has only one product line.

9. Credit Facility

The Company has a credit facility with a bank. This facility provides for loans under two notes: a $5,500 variable rate term note and a $600 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (6.25% at June 30, 2005) plus 0.75%. The term note matures in August 2006. A final principal payment of $325 was made in July 2005 which paid the term loan in full.

The line of credit expires on January 31, 2006. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. The interest rate under the line of credit accrues at prime (6.25% at June 30, 2005) plus 0.75%. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600 as of June 30, 2005. There were no advances outstanding under the line of credit as of June 30, 2005. The credit facility is secured by substantially all of the assets of the Company and requires the Company to meet certain covenants, including debt service coverage. As of June 30, 2005, the Company was in compliance with these covenants.

In July 2005, the Company renegotiated the line of credit with the bank. The available amount has been increased to $1,500 and the interest rate has been reduced to prime minus 0.50%. This line of credit expires on January 31, 2006.

10. New Accounting Standards

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

11. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Item 2. Management’s Discussion and Analysis or Plan of Operation

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Quarterly Report on Form 10-QSB relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include: the timing of large project orders, competitive factors, shifts in customer demand, government spending, and economic cycles, as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Factors that may cause or contribute to such differences include, but are not limited to those discussed in more detail under “Risks Relating to Our Business” in Exhibit 99 to this Quarterly Report on Form 10-QSB.

Overview

Benthos, Inc. and its subsidiaries (the “ Company”) design, manufacture, sell and service oceanographic products and systems for underwater exploration, oil and gas development and production, research and defense, as well as electronic inspection equipment for the automated assessment of the seal integrity, fill height, and other inspection criteria of food, dairy, beverage, pharmaceutical, personal care and chemical packages. Our customers are located throughout the world.

Prior to fiscal year 2004, we experienced a decrease in sales and incurred a loss from operations during the years ended September 30, 2003 and 2002. As a result, we did not, at various times, satisfy some of the financial covenants under our line of credit and term loan agreement with our bank. We obtained waivers of these defaults and the financial covenants were amended based upon our projections for the year ended September 30, 2004. We met our financial covenants in all periods of fiscal year 2004 and for the first nine months of fiscal year 2005. While there can be no guarantee that we will attain these projections for the year ending September 30, 2005, management believes that we will meet the covenants as required by the line of credit and have sufficient cash flows from operations along with our cash balances and availability from our line of credit to fund operations.

In the three months ended June 30, 2005, we achieved sales of $6,698,000, gross profit of $3,134,000, and net income of $516,000. These results were 16.6%, 30.0%, and 13.2% improvements over the quarter ended June 30, 2004, respectively. Sales of our Undersea Systems Division were $3,773,000, up 12.6% over the third quarter of fiscal year 2004, as a result of improved market conditions and large project orders in the geophysical exploration equipment and underwater acoustics product lines. Sales of our Package Inspection Systems Division were $2,925,000, an increase of 22.2% over the third quarter of fiscal year 2004, as a result of the timing of orders. Our international sales decreased by 5.7%, with the Undersea Systems Division up by 7.8% and the Package Inspection Systems Division down by 22.3% in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004.

Gross profit margins improved to 46.8% of sales in the third quarter of fiscal year 2005 as compared to 41.9% in the third quarter of fiscal year 2004. The improvement in gross margins in the third quarter of fiscal year 2005 was primarily in our Package Inspection Systems Division and was a result of increased sales volume and product mix and was offset by the improved margins of our Undersea Systems Division, which has lower margins than the products of our Package Inspection Systems Division.

We see many risks and opportunities in fiscal year 2005. The U. S. and world economies, government spending, the markets served by our divisions, energy prices, competitive pressures, the value of the U.S. dollar, orders by major customers, timing of project orders, launches of new products, and other factors may have an effect on fiscal year 2005 and beyond.

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

4. Goodwill

The goodwill associated with our 1999 acquisition of substantially all of the assets of Datasonics, Inc. is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal year 2004, we completed a valuation of our then reported goodwill by comparing the fair value of our reporting units, as determined by an independent appraiser, to the reporting units’ then book value. The valuation indicated that the then recorded goodwill for our Undersea Systems business segment was not impaired. The valuation was based upon estimates of future income from the reporting units and estimates of the market value of the units, based on comparable recent transactions. These estimates of future income are based upon historical results, adjusted to reflect management’s best estimate of future market and operating conditions, and are periodically reviewed based on actual operating trends. Actual results may differ from these estimates. In addition, the relevancy of recent transactions used to establish the market value for our reporting units is based upon management’s judgment.

5. Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets have been reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Results of Operations

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to net sales:

	Three Months Ended
	June 30, 2005	June 30, 2004
Net Sales	100.0%	100.0%
Cost of Sales	53.2%	58.1%

Gross Profit	46.8%	41.9%
Selling, General and Administrative Expenses	26.9%	25.0%
Research and Development Expenses	9.3%	7.5%
Amortization of Acquired Intangibles	0.9%	1.0%

Income from Operations	9.7%	8.4%
Interest Income	0.3%	—%
Interest Expense	(0.1)%	(0.3)%

Income before income taxes	9.9%	8.1%

Provision for income taxes	2.2%	0.2%

Net Income	7.7%	7.9%

Sales. The following table shows our sales by segments:

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	$3,773	$3,352
Package Inspection Systems	2,925	2,394

Total	$6,698	$5,746

Net sales increased by 16.6% in the third quarter of fiscal year 2005 to $6,698,000 as compared to $5,746,000 in the third quarter of fiscal year 2004.

The sales by product line within the Undersea Systems Division were as follows:

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Product Line:

Underwater Acoustics	$1,451	$1,268
Geophysical Exploration Equipment	1,664	1,353
Other Undersea Products	658	731

Total	$3,773	$3,352

Sales of our Undersea Systems Division increased by 12.6% to $3,773,000 in the third quarter of fiscal year 2005 as compared to $3,352,000 in the third quarter of fiscal year 2004. The increase in sales was concentrated in Geophysical Exploration Equipment and Underwater Acoustics. In the Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the oil and gas industry increased by $283,000 in the third quarter of fiscal year 2005 as compared to fiscal year 2004. This was complemented by an increase in sales of geophysical systems of $28,000 in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004. In the Underwater Acoustics product line, sales of our locator products and acoustic releases increased by $193,000 in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004 and was offset slightly by decreases in the sales of our commercial and government acoustic modem products of $10,000 in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004. As a result of increased exploration activity, possibly related to higher energy prices, and the change in our hydrophone technology license from an exclusive to a non-exclusive basis, we believe that in 2005 and future years we will face increased competition in the geophysical hydrophone market.

Sales of our Package Inspection Systems Division increased by 22.2% to $2,925,000 in the third quarter of fiscal year 2005 as compared to $2,394,000 in the third quarter of fiscal year 2004. The increase resulted largely from the timing of orders. The Package Inspection Systems segment has only one product line.

International sales decreased by 5.7% to $3,354,000 in the third quarter of fiscal year 2005 as compared to $3,558,000 in the third quarter of fiscal year 2004. The decrease in international sales was primarily in our Package Inspection Systems Division where international sales decreased by $356,000 and was partially offset by sales of our Geophysical Exploration Equipment where international sales of geophysical hydrophones for use by the oil and gas industry increased by $204,000.

Gross Profit. Gross profit increased by 30.0% to $3,134,000 for the third quarter of fiscal year 2005 as compared to $2,410,000 for the third quarter of fiscal year 2004. Gross profit as a percentage of sales was 46.8% in the third quarter of fiscal year 2005 as compared to 41.9% in the third quarter of fiscal year 2004. The increase in gross profit as a percentage of sales was attributable primarily to improved gross margins within our Package Inspection Division resulting from increased sales volume and pricing and was partly offset by a higher mix of sales from the Undersea Systems Division which has lower margins than the Package Inspection Systems Division. We believe that gross profit as a percentage of sales for the remainder of fiscal year 2005 will not materially differ from that achieved in the first nine months of that fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 25.3% to $1,802,000 for the third quarter of fiscal year 2005 as compared to $1,438,000 in the third quarter of fiscal year 2004. As a percentage of sales, selling, general and administrative expenses increased to 26.9% in the third quarter of fiscal year 2005 as compared to 25.0% for the third quarter of fiscal year 2004.

The increase in selling, general and administrative expenses as a percentage of sales was a result of increased expenses and was partially offset by the increase in sales volume. The increase in selling, general and administrative expenses of $364,000 in the third quarter of fiscal year 2005, as compared to the third quarter of fiscal year 2004, was principally a result of increases in incentive compensation ($180,000) and profit-sharing ($34,000) accruals, and in legal and audit fees ($52,000) which included certain Sarbanes-Oxley compliance costs.

Research and Development Expenses. Research and development expenses increased 45.1% to $624,000 for the third quarter of fiscal year 2005 as compared to $430,000 in the third quarter of fiscal year 2004. As a percentage of sales, research and development expenses increased to 9.3% of sales in the third quarter of fiscal year 2005 from 7.5% in the third quarter of fiscal year 2004. The increase in the research and development expenses as a percentage of sales was primarily a result of increased spending and was partially offset by higher sales volume than in the third quarter of fiscal year 2004. Our research and development expenses in the third quarter of fiscal year 2005 were higher than in the third quarter of fiscal year 2004, as we had increased spending in new product development in both our Package Inspection Systems Division ($130,000) and on projects within our Undersea Systems Division ($64,000). We currently plan to increase spending on research and development during the remainder of fiscal year 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60,000 in each of the third quarters of fiscal years 2005 and 2004. The amortization of acquired intangibles related to the purchased technology we acquired in the Datasonics acquisition during fiscal year 1999. The remaining balance of $39,000 will be amortized in the fourth quarter of fiscal year 2005.

Interest Income. Interest income was $20,000 in the third quarter of fiscal year 2005 as compared to $1,000 in the third quarter of fiscal year 2004. The increase in interest income was a result of the investment returns on our invested cash and cash equivalents.

Interest Expense. Interest expense decreased to $7,000 in the third quarter of fiscal year 2005 as compared to $15,000 in the third quarter of fiscal year 2004. The decrease in interest expense was a result of reduced outstanding principal on the term loan.

Provision for Income Taxes. The provision for income taxes was $145,000 in the third quarter of fiscal year 2005 as compared to $12,000 in the third quarter of fiscal year 2004. Our effective tax rate was 21.9% in the third quarter of the current fiscal year. The rate in the third quarter of fiscal 2005 was lower than the statutory rate primarily as a result of the use of research and development tax credits. We have a valuation reserve of $2,000,000 related to our deferred tax assets. This reserve would reverse into income if and when the realization of the associated deferred tax assets becomes more likely than not.

Nine Months Ended June 30, 2005 compared to Nine Months Ended June 30, 2004

The following table presents, for the periods indicated, the percentage relationship of Condensed Consolidated Statements of Operations items to net sales:

	Nine Months Ended
	June 30, 2005	June 30, 2004
Net Sales	100.0%	100.0%
Cost of Sales	56.3%	59.2%

Gross Profit	43.7%	40.8%
Selling, General and Administrative Expenses	26.8%	28.5%
Research and Development Expenses	9.0%	8.9%
Amortization of Acquired Intangibles	1.0%	1.3%

Income from Operations	6.9%	2.1%
Interest Income	0.1%	—%
Interest Expense	(0.1)%	(0.3)%

Income before income taxes	6.9%	1.8%

Provision for income taxes	1.5%	0.1%

Net Income	5.4%	1.7%

Sales. The following table shows our sales by segments:

	Nine Months Ended June 30,
	2005	2004
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	11,344	$8,560
Package Inspection Systems	6,287	5,204

Total	$17,631	$13,764

Net sales increased by 28.1% in the first nine months of fiscal year 2005 to $17,631,000 as compared to $13,764,000 in the first nine months of fiscal year 2004. The sales by product line within the Undersea Systems Division were as follows:

	Nine Months Ended June 30,
	2005	2004
	(In thousands)
Product Line:

Underwater Acoustics	$4,349	$3,503
Geophysical Exploration Equipment	4,904	2,944
Other Undersea Products	2,091	2,113

Total	$11,344	$8,560

Sales of our Undersea Systems Division increased by 32.5% to $11,344,000 in the first nine months of fiscal year 2005 as compared to $8,560,000 in the first nine months of fiscal year 2004. The increase in sales was primarily concentrated in Geophysical Exploration Equipment and Underwater Acoustics. In the Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the oil and gas industry increased by $1,763,000 in the first nine months of fiscal year 2005 as compared to fiscal year 2004. This was also complemented by an increase in sales of geophysical systems of $197,000 in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004. In the Underwater Acoustics product line, sales of our commercial and government acoustic modem products increased by $507,000 in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004 and was complemented by increases in the sales of our acoustic releases of $338,000 in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004. As a result of increased exploration activity, possibly related to higher energy prices, and the change in our hydrophone technology license from an exclusive to a non-exclusive basis, we believe that in 2005 and future years we will face increased competition in the geophysical hydrophone market.

Sales of our Package Inspection Systems Division increased by 20.8% to $6,287,000 in the first nine months of fiscal year 2005 as compared to $5,204,000 in the first nine months of fiscal year 2004. The increase resulted largely from the timing of orders. The Package Inspection Systems segment has only one product line.

International sales increased by 27.7% to $9,076,000 in the first nine months of fiscal year 2005 as compared to $7,105,000 in the first nine months of fiscal year 2004. The increase in international sales was primarily in Geophysical Exploration Equipment where international sales of geophysical hydrophones for use by the oil and gas industry increased by $1,838,000 and in our Package Inspection Systems Division where international sales increased by $236,000, and was partially offset by decreases in other areas.

Gross Profit. Gross profit increased by 37.2% to $7,700,000 for the first nine months of fiscal year 2005 as compared to $5,613,000 for the first nine months of fiscal year 2004. As a percentage of sales, gross profit was 43.7% in the first nine months of fiscal year 2005 as compared to 40.8% in the first nine months of fiscal year 2004. The increase in gross profit as a percentage of sales was attributable primarily to improved gross margins within our Package Inspection Division resulting from increased sales volume and pricing and was partly offset by a higher mix of sales from our Undersea Systems Division which has lower margins than the Package Inspection Systems Division. We believe that gross profit as a percentage of sales for the remainder of fiscal year 2005 will not materially differ from that achieved in the first nine months of that fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 20.5% to $4,724,000 for the first nine months of fiscal year 2005 as compared to $3,919,000 in the first nine months of fiscal year 2004. As a percentage of sales, selling, general and administrative expenses decreased to 26.8% in the first nine months of fiscal year 2005 as compared to 28.5% for the first nine months of fiscal year 2004. The decrease in selling, general and administrative expenses as a percentage of sales was a result of increased sales volume, partially offset by higher expenses The increase in selling, general and administrative expenses of $805,000 in the first nine months of fiscal year 2005, as compared to the first nine months of fiscal year 2004, was principally a result of increases in incentive compensation ($359,000) and profit-sharing ($79,000) accruals, in expenses related to our evaluation of our strategic alternatives ($99,000) that resulted in our public offering of common stock in May 2005, and in legal and audit fees ($153,000) which included certain Sarbanes-Oxley compliance costs.

Research and Development Expenses. Research and development expenses increased 29.1% to $1,580,000 for the first nine months of fiscal year 2005 as compared to $1,224,000 in the first nine months of fiscal year 2004. As a percentage of sales, research and development expenses increased to 9.0% of sales in the first nine months of fiscal year 2005 from 8.9% in the first nine months of fiscal year 2004. The increase in the research and development expenses as a percentage of sales was primarily a result of higher spending in the first nine months of fiscal year 2005 and was partially offset by higher sales volume than in the first nine months of fiscal year 2004. The spending on research and development expenses in the first nine months of fiscal year 2005 was $356,000 higher than in the first nine months of fiscal year 2004, as we had increased spending in new product development in our Package Inspection Systems Division ($316,000) and on projects within our Undersea Systems Division ($40,000). We currently plan to increase spending on research and development during the remainder of fiscal year 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $179,000 in each of the first nine months of fiscal years 2005 and 2004. The amortization of acquired intangibles related to the purchased technology we acquired in the Datasonics acquisition during fiscal year 1999. The remaining balance of $39,000 will be amortized in the fourth quarter of fiscal year 2005.

Interest Income. Interest income was $20,000 in the first nine months of fiscal year 2005 as compared to $1,000 in the first nine months of fiscal year 2004. The increase in interest income was a result of the investment returns on our cash and cash equivalents.

Interest Expense. Interest expense decreased to $22,000 in the first nine months of fiscal year 2005 as compared to $47,000 in the first nine months of fiscal year 2004. The decrease in interest expense was a result of reduced outstanding principal on the term loan.

Provision for Income Taxes. The provision for income taxes was $267,000 in the first nine months of fiscal year 2005 as compared to $12,000 in the first nine months of fiscal year 2004. The 2005 effective tax rate was 22.0%. The rate in the first nine months of fiscal 2005 was lower than the statutory rate primarily as a result of the use of research and development tax credits. We have a valuation reserve of $2,000,000 related to our deferred tax assets. This reserve would reverse into income if and when the realization of the associated assets becomes more likely than not.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended June 30, 2005. Our cash and cash equivalents increased $9,272,000 from September 30, 2004 to June 30, 2005. The following table presents, for the nine months ended June 30, 2005, the cash generated and used in our operations:

	Generated	Used
	(In thousands)
Depreciation and amortization (non cash)	$544	$—
Decrease in accounts receivable	222	—
Net income	948	—
Decrease in prepaid expenses and other current assets	81	—
Decrease in customer deposits	—	(38)
Increase in accounts payable and accrued expenses	682	—
Increase in inventories	—	(782)

Total	$2,477	$(820)

Cash Generated	$2,477
Cash Used	(820)

Total provided by operations	$1,657

Cash of $1,657,000 was provided by operating activities, primarily the result of the net income achieved during the first nine months of $948,000, increases in accrued expenses of $507,000, decreases in accounts receivable of $222,000, increases in accounts payable of $175,000, decreases in prepaid expenses and other current assets of $81,000, increases in customer deposits of $51,000 and depreciation and amortization of $544,000. These sources were partially offset by decreases in customer deposits of $38,000, and an increase in inventory of $782,000 (which included $667,000 transferred to property, plant and equipment as demonstration equipment and $751,000 generated from the sale of demonstration equipment). We believe that our ability to maintain positive cash flow from operations in the future is primarily related to our ability to maintain our operating profits, maintain collection of accounts receivable through strict adherence to payment terms, maintain inventories by matching deliveries closer to scheduled shipment dates for our products, and manage accounts payable to vendors.

The Company used $115,000 of cash in its investing activities, primarily for purchases of property, plant and equipment.

Financing activities provided $7,730,000 of cash. Financing activities included $7,684,000 in proceeds from the issuance of common stock in our offering, and proceeds of $256,000 from the exercise of stock options, partially offset by the payment of $210,000 on the term loan. We do not have any significant contractual obligations or commercial commitments.

Credit Facility. We have a credit facility with a bank. This facility provides for loans under two notes: a $5,500,000 variable rate term note and a $600,000 variable rate line of credit. The term note is payable in 84 consecutive equal monthly installments of principal and accrues interest at prime (6.25% at June 30, 2005) plus 0.75%. The term note matures in August 2006. Principal payments under the term note would have been $70,000 for the remainder of fiscal year 2005 and $255,000 in fiscal year 2006. A final principal payment of $325,000 was made in July 2005 which repaid the term loan in full.

The line of credit expires on January 31, 2006. Borrowings under the line of credit are payable as follows: monthly payments of interest only and unpaid principal and unpaid interest at maturity. Borrowings under the line of credit accrue interest at prime (6.25% at June 30, 2005) plus 0.75%. Advances are limited to 45% of eligible accounts receivable. The availability under the line of credit was $600,000 as of June 30, 2005. There were no advances outstanding under the line of credit as of June 30, 2005. The credit facility is secured by substantially all of our assets and requires us to meet certain covenants, including debt service coverage. As of June 30, 2005, we were in compliance with these covenants.

In July 2005, we renegotiated the line of credit with the bank. The available amount has been increased to $1,500,000 and the interest rate has been reduced to prime minus 0.50%. This line of credit expires on January 31, 2006.

During the 12 months ended June 30, 2005, we generated $1,735,000 of cash from operating activities. We believe that we will have sufficient cash from operating activities, cash balances, our existing line of credit and other potential financing sources to continue operations for the next 12 months.

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
(Principal Financial and Accounting Officer)

DATE: August 16, 2005

EXHIBIT INDEX

BENTHOS, INC.

Exhibit No.	Description
3.1	Restated Articles of Organization(1)

3.2	Articles of Amendment dated April 28, 1997(2)

3.3	Articles of Amendment dated April 20, 1998(5)

3.4	By-Laws(1)

3.5	By-Law Amendments adopted January 23, 1998(4)

10.1	Employment Contract with Samuel O. Raymond(1)

10.2	Third Amendment to Employment Contract with Samuel O. Raymond(2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond(14)

10.4	Amended and Restated Employment Agreement with Francis E. Dunne, Jr.(17)

10.5	Amended and Restated Employment Agreement with James R. Kearbey(17)

10.6	Employment Agreement between the Company and Francois Leroy(17)

10.7	Employment Agreement between the Company and Richard B. Martin(19)

10.8	Benthos, Inc. Fiscal Year 2005 Incentive Compensation Matrix(17)

10.9	Employee Stock Ownership Plan(1)

10.10	First Amendment to Employee Stock Ownership Plan(2)

10.11	Second Amendment to Employee Stock Ownership Plan(7)

10.12	Third Amendment to Employee Stock Ownership Plan(7)

10.13	Fourth Amendment to Employee Stock Ownership Plan(9)

10.14	Fifth Amendment to Employee Stock Ownership Plan(9)

10.15	Amendment to Benthos, Inc. Employee Stock Ownership Plan dated July 19, 2004(16)

10.16	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002(12)

10.17	Benthos, Inc. 401(k) Retirement Plan dated March 2004(15)

10.18	Supplemental Executive Retirement Plan(1)

10.19	1990 Stock Option Plan(1)

10.20	1994 Stock Option Plan for Non-Employee Directors(1)

10.21	1998 Non-Employee Directors’ Stock Option Plan(4)

10.22	Benthos, Inc. 2000 Stock Incentive Plan(8)

10.23	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999(7)

10.24	First Amendment to Credit Agreement dated March 23, 2001(10)

10.25	Second Amendment to Credit Agreement dated December 12, 2001(11)

10.26	Third Amendment to Credit Agreement dated January 29, 2003(13)

10.27	Fourth Amendment to Credit Agreement dated November 3, 2003(14)

10.28	Fifth Amendment to Credit Agreement dated January 7, 2004(15)

10.29	Sixth Amendment to Credit Agreement dated December 20, 2004(18)

10.30	Seventh Amendment to Credit Agreement dated July 8, 2005(20)

10.31	License Agreement between the Company and Optikos Corporation dated July 29, 1997(3)

10.32	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996(6)

10.33	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998(6)

10.34	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003(14)

10.35	License Agreement with Simon Fraser University dated September 1, 2000(15)

10.36	Amendment No. 1 to Simon Fraser License Agreement dated March 15, 2004(15)

10.37	Contract with University of Wisconsin-Madison(15)

10.38	License Agreement with Woods Hole Oceanographic Institution dated as of August 18, 2004(16)

21	Subsidiaries of the Registrant(12)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 1350 Certifications

99	Risk Factors

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-29024) and incorporated herein by this reference.

(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about January 24, 2005 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 (File No. 0-2904) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about June 30, 2005 (File No. 0-2904) and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about July 8, 2005 (File No. 0-2904) and incorporated herein by this reference.