Form 10KSB
period 2005-09-30
BENTHOS INC
filed 2005-12-29
CIK 11390

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

The registrant had total operating revenues of $24,095,000 for its most recent fiscal year ended September 30, 2005.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 19, 2005, based on the closing price for the stock on such date as reported on the Nasdaq Capital Market of $17.47 per share, was $30,511,704. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

2,105,996 Shares of Common Stock, as of December 19, 2005

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index

Transitional Small Business Issuer Format (check one):  Yes  ☐  No  ☒

On November 2, 2005, Benthos, Inc., a Massachusetts corporation, announced that it has entered into an Agreement and Plan of Merger, dated as of November 1, 2005 (the “Merger Agreement”) with Teledyne Technologies Incorporated, a Delaware corporation (“Teledyne”), and Boat Merger Sub Inc., a Massachusetts corporation wholly-owned by Teledyne (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Benthos (the “Merger”), with Benthos continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Benthos common stock, par value $0.06 2/3 per share (the “Shares”), other than any Shares owned by Benthos, Teledyne, or any wholly-owned subsidiary of either, will be converted into the right to receive $17.50 in cash, without interest. Each outstanding option to purchase Benthos common stock (whether vested or unvested) will be converted into the right to receive an amount in cash equal to the excess, if any, of $17.50 over the exercise price of such option, without interest, less any required withholding taxes. The Merger is conditioned, among other things, on the approval of the Merger Agreement by the shareholders of the Company and certain other customary conditions.

This report contains forward-looking statements that involve certain risks and uncertainties. See Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information” herein. Actual results and events may differ from those discussed in the forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Benthos, Inc. was founded in 1962 to manufacture oceanographic products, and was incorporated as a Massachusetts corporation in 1965. Since 1962, we have developed and acquired new technology and products. Currently, we have two divisions: our Undersea Systems Division and our Package Inspection Systems Division.

Our Undersea Systems Division comprises our original business and designs, develops, manufactures and sells products and services used in oceanographic and underwater environments to the commercial, scientific, military and governmental markets. The uses for these products include oceanographic research, oil and gas exploration and production, hydrographic survey, port and harbor security, and underwater location, communication, marking and navigation. The product range includes acoustic transponders used for location marking and navigation, acoustic release devices used for recovering instrumentation packages from the depths of the ocean, hydrophones used for geophysical exploration and sound detection, remotely operated vehicles, or ROVs, used for ship hull inspection and recovery tasks, glass spheres used to house instruments and to provide buoyancy, side scan sonar, swath bathymetry and sub bottom profilers used for seabed imaging, acoustic modems used to transmit digital data underwater, and acoustic pingers used to locate and mark objects underwater such as aircraft flight data and voice recorders. We market our undersea products under the trade name “Benthos.”

Our Package Inspection Systems Division was formed in the 1970’s using certain acoustic technology originally developed for oceanographic products. This division designs, develops, manufactures and sells systems used to inspect the integrity of containers in the food, pharmaceutical, dairy, chemical, personal care and beverage industries. The customers for these systems include manufacturers of products packaged in glass bottles, aluminum and steel cans, glass jars, and, increasingly, flexible plastic containers. We market these systems under the trade name “TapTone.” TapTone systems integrate various sensor technologies with digital signal processing techniques in order to inspect containers for leakage, seal integrity, low or high pressure or vacuum, fill level, and similar packaging defects. TapTone systems are used as quality control tools to provide inspection at production speeds or as off-line inspection devices to periodically validate package integrity.

Principal Products

Undersea Systems Division

Our undersea products and services are divided into three groups as follows:

Underwater Acoustics

Acoustic Devices.    Our underwater acoustics products include SMART™ (Smart Modem Acoustic Release Technology) releases, acoustic releases and companion topside control systems, transponders, and altimeters. Transponders are used to transmit and receive acoustic signals underwater for the purposes of determining location, navigation, or sending and receiving data. These products are used for scientific research, salvage and ship positioning operations, undersea warfare, and general commercial use. We manufacture both expendable and recoverable products. Our transponder line includes low cost models that transmit a limited signal selection in response to a received command, as well as more sophisticated models that can be programmed to transmit a wide variety of signals in response to received commands. Transponders are monitored by and communicate with companion topside units that are typically located on board a ship.

Acoustic releases are used to release underwater anchored instruments, allowing them to return to the surface, in response to an acoustic command signal transmitted from the surface. The SMART release combines the mechanism of a release with the communication capabilities of an underwater acoustic modem. The SMART release can be connected to an instrument package being deployed and can transmit vital information or data samples after the deployment or during periodic inspections thereafter. The acoustic release product line includes both deep water (up to 12,000 meters), heavy duty, releases as well as shallow water (up to 600 meters), light duty, low cost releases. Releases are operated with companion topside control units.

Altimeters are used to determine the elevation from the seabed of an object or vehicle in the water.

Locator Pingers and Transponders.    Locator pingers are small acoustic transmitters designed to operate in water to produce a continuous acoustic signal. Using a suitable receiver, an underwater object equipped with a locator pinger may be found by listening for the pinger’s acoustically-emitted signal. Locator pingers are most commonly installed on commercial and military flight data and voice recorders, often referred to as “black boxes,” but may also be used on other objects such as torpedoes, remotely operated vehicles, or ROVs, ships and shipping containers.

Locator transponders are similar to pingers, which enable a diver to determine distance, in addition to direction, as an added feature. Customers for transponders primarily include the military and scientific communities.

Acoustic Modems.    Acoustic modems are used to send and receive digital data underwater using acoustic pressure signals. We manufacture several different configurations of modems dependent on the specific requirements of the applications, including the SMART™ Modem. Underwater acoustic modems utilize a sending and receiving transducer, suitable digital electronics for coding and decoding acoustic signals and proprietary software algorithms to enable the modems to communicate in the underwater environment.

Applications for acoustic modems include:

•	Military applications including unmanned undersea vehicles (UUV), autonomous undersea vehicles (AUV), manned vehicles (submarines), command and control, autonomous ocean sampling network communications, and tactical underwater local area networks.

•	Oceanographic applications including real time command, control and acquisition of data from underwater instrumentation such as current profilers, current meters, tide gauges, and tsunami warning systems.

•	Offshore oil and gas industry applications including command, control and acquisition of data from underwater instrumentation, long range communications with remote wellhead locations, and wireless communications between platform and sea floor instrumentation.

The SMART Modem is a modem imbedded in a glass instrument housing utilized for flotation and combined with a release mechanism. This combination provides the communication capability of a modem with buoyancy and a release system used for self-recovery.

Contract Research and Engineering Services.    We periodically perform research under contract and custom engineering design for both commercial and government agencies. Generally these contract research and development activities support our primary product development efforts and are used to offset a portion of the costs associated with advanced research and development.

Geophysical Exploration Equipment

Hydrophones.    Hydrophones are underwater sensors designed to produce an output signal in response to an acoustic pressure signal. They are underwater microphones. Our hydrophone products are typically used in the offshore oil and gas exploration industry, where they monitor acoustic sound waves generated by the reflections of an acoustic signal as it bounces off the various geological layers beneath the ocean floor. These data are used to generate information about the geological structure beneath the ocean as a means of locating promising oil and gas exploration sites or monitoring existing sites. Our hydrophone product line is also used in military applications to listen for and detect submarines and other vessels under and on the surface of the ocean. Hydrophones may also be sold to research institutions for various applications such as listening to marine animals.

Our hydrophone product line includes sophisticated models that offer high sensitivity and can operate at great depth without significant variation in response, as well as low cost models for the seismic research industry that are produced in high production volumes. Our hydrophone products may be used with companion amplifiers that convert the electrical signals to usable output levels and they may be integrated into arrays, which are groupings of hydrophones assembled together in long tubes for the purpose of added acoustic sensitivity and for listening to acoustic signals over a long distance. Hydrophones may have sensitive military applications that make them subject to U.S. export control regulations. We hold a U.S. patent on a pressure-sensitive switch that enables our hydrophones to be sold in compliance with U.S. export control regulations.

Geophysical Systems Products.    The geophysical systems product line has two main components:

Side scan sonar systems consist of an underwater towed body, commonly referred to as a “towfish,” and an electronic control and display package. The towfish emits an acoustic signal to the side as it moves through the water and then listens for the signal reflected from the sea floor as well as objects on the sea floor. These echoes are then electronically processed in hardware and software and subsequently used to generate a visual image of the sea floor. Side scan sonars are commonly used to conduct underwater surveys in order to plan the routing of pipes and cables, locate shipwrecks and similar objects and determine the overall structure and nature of the ocean bottom. They are also used in mine countermeasure warfare and harbor clearance. We have recently launched the Benthos C3D product, which combines swath bathymetry and side scan sonar, enabling a topographic representation of the data in a three dimensional view. We have designed our C3D product to be suitable for such uses as harbor and ocean floor surveillance, searching for significant locations of fish, military mine countermeasures and salvage recovery.

Sub bottom profilers utilize a towfish or hull-mounted transducer array and topside electronic control and display devices. The towfish emits acoustic signals that penetrate the surface of the sea floor. Some of the acoustic energy is reflected back and received by the towfish. These reflected signals are processed electronically in hardware and software and are used to generate a visual image of the structure beneath the sea floor. Sub bottom profilers are used to locate buried objects such as shipwrecks and shallow mineral deposits and to aid in hydrographic surveys by providing information about the seabed structure.

Other Undersea Products

This category of products in our Undersea Systems Division includes:

Remotely Operated Vehicles (ROVs).    ROVs are unmanned underwater vehicles that are controlled from the surface by skilled operators. Our Stingray ROV product line includes a number of specialized designs that are aimed at specific markets. These markets include the research sector, where ROVs may be used as a camera delivery system for visual documentation and inspection, and the government sector (military, state and local municipalities), where they may be used for remote inspection and to retrieve or deliver objects. Our ROV products are also used in port and harbor security operations for ship hull and pier inspection and in the oil and gas sector to inspect drilling support structures such as anchor chains or risers. ROV systems have also been used by the entertainment industry.

Glass Spheres.    We manufacture a line of glass spheres that are used to provide buoyancy to underwater products and systems and may be used to house instruments and electronics, such as transponders. Glass spheres are offered in three sizes depending on the individual requirements of buoyancy and/or housing size. We also customize our glass spheres for individual customer requirements by providing various transmissivity curves, penetrations, machined surfaces and electrical connectors. Glass spheres are normally provided with companion plastic “hard hats” that allow for protection of the glass from breakage and for safe transport. Principal customers include research laboratories, the U. S. Navy and various international users.

Package Inspection Systems Division

Our package inspection systems are used to inspect glass bottles, aluminum and steel cans, glass jars and flexible plastic containers for a variety of defects. The TapTone product line includes the following:

TapTone 100.    TapTone 100 systems are on-line, high speed inspection systems designed to test 100% of the containers on a production line, rejecting containers that are determined to be defective. This system accommodates up to seven optional inspection inputs for low vacuum, cocked cap, missing cap, missing foil seal, missing label, missing tamper bands, and other optional inputs selected by the customer. TapTone 100 systems are normally used to inspect steel cans and glass jars with metal and plastic lids.

TapTone PBI-100.    The PBI-100 system finds and rejects leaking and damaged flexible packages through the use of a side transport conveyor to apply a uniform force to a container. During transport, two or more sensors monitor the container. The sensors’ output is analyzed using algorithms we have developed to determine if the package has a detectable defect. The PBI-100 is used to test package integrity on products such as household and industrial chemicals, pharmaceutical and personal health care products, and food and beverages packaged in flexible packages.

TapTone 300.    The TapTone 300 is a fill level device that expands on TapTone’s X-ray based inspection technology and offers underfill and overfill detection on cans, bottles, jars and other containers. This system accommodates up to six optional inspection inputs for cocked cap, missing cap, missing foil seal, missing label, missing tamper bands, and other optional inputs selected by the customer.

TapTone 500.    The TapTone 500 is a universal inspection controller that replaces earlier products such as the TapTone II and the Turbo Tracker. The TapTone 500 offers several improvements over earlier products and is designed to accept a wide variety of inspection sensors as inputs. These sensors include:

•	Acoustic for leak detection on beer bottles;

•	Proximity for vacuum and pressure detection on cans and other containers with metal lids;

•	Laser for vacuum and pressure detection on plastic bottle closures that display lid deflection;

•	Force for pressure detection on pressurized plastic bottles that do not display lid deflection;

•	Compression for leak detection on plastic bottles without vacuum or pressure; and

•	X-ray for fill level measurement in most container types.

New Products

During the fiscal year ended September 30, 2005, we introduced two new products. These are:

•	TapTone 1000, which expands on TapTone’s offering of universal inspection controllers, incorporates all of TapTone’s existing sensor packages available on the TapTone 500 and PBI-100 systems into a single controller. TapTone 1000 offers up to ten total inspection options on a single production line combined with a state-of-the-art color touch screen, remote communications, and remote diagnostics.

•	C3D AUV, which is a new model of our C3D Sidescan Sonar and Bathymetry System that can operate autonomously for operation on an AUV (Autonomous Underwater Vehicle) or UUV (Unmanned Underwater Vehicle). The C3D AUV includes the electronics and transducer sections of the C3D tow vehicle and an additional data logger for storage of data and interface to the UUV/AUV control and command system.

Distribution and Marketing Methods

Our Undersea Systems and Package Inspection Systems Divisions market our products through direct sales and separate international networks of independent sales representatives and distributors. Our Package Inspection Systems Division also utilizes direct salespersons for certain territories in the United States and Europe. We have sales representatives and/or distributors in North America, South America, Europe, Asia, Africa and Australia. Domestic and international customers may also order our products directly from our headquarters in Massachusetts. Both of our divisions participate in a number of trade shows and exhibitions in the United States and around the world. We also maintain an internal staff of trained sales and marketing personnel with experience and expertise in the markets we serve.

Competition

We operate in competitive, specialized and in most cases, fragmented markets, particularly in the case of our Undersea Systems Division. Certain of our markets, such as glass flotation and geophysical hydrophones, are relatively small and the number of competitors is limited. In other markets, such as remotely operated vehicles, or ROVs, and package inspection systems, the market is larger and we compete with a significant number of well-established companies that have significantly more resources than ours. The level of competition in our markets also varies based upon how our current and potential competitors then evaluate market conditions. Our most important markets are dependent upon macro-economic factors such as:

•	the price of oil and gas which can impact the demand for marine oil and gas exploration (and therefore many of the products of our Undersea Systems Division),

•	Department of Defense related budgets for maritime research (and therefore the ability of various governmental agencies to finance purchases of product and fund research and development that we perform for those agencies), and

•	demand for commercial aircraft (which affects the market for our locator pingers).

Demand for our Package Inspection Systems Division products is affected by industrial capital equipment cycles and expenditures in the food, pharmaceutical, dairy, chemical, personal care and beverage industries.

Under our arrangement with Sercel, Inc., we currently have a non-exclusive worldwide license to use certain technology owned by Sercel that allows us to manufacture our GeoPoint hydrophones. During the first three years of the license, we had the exclusive right to manufacture the hydrophones using the licensed technology. Several years ago, the license converted from an exclusive license to a non-exclusive license. The term of the license has expired, but we, as licensee, have the right to continue to use the licensed technology to make, distribute, use and sell the licensed product. Subject to our retained right, Sercel as the owner of the licensed technology also has the right to use the licensed technology to make, distribute, use and sell the licensed product. Sercel is one of our largest customers (approximately 20% and 13%, respectively, of our net sales in fiscal 2005 and 2004), and substantially all of our revenues from Sercel consist of sales of hydrophones. Due to the current high level of activity in the oil and gas exploration industry, Sercel has advised us that it has developed a second source of supply for GeoPoint hydrophones. As a result of Sercel having developed an alternative source of GeoPoint hydrophone production, some or all of our GeoPoint hydrophone sales to Sercel could be replaced by the new source. If Sercel discontinued purchasing GeoPoint hydrophones from us, our sales would decline to the extent that we were unable to replace such sales to Sercel with sales to other customers.

Both our Undersea Systems and Package Inspection Systems Divisions compete on the basis of brand recognition, company reputation, technological expertise, product reliability and technical support as well as price or cost to the customer. We pursue patent protection for our products when possible. Unlike some of our competitors, we test all of our undersea products in a pressure chamber to ensure their successful operations at rated depths. We also compete by providing customers with trained field service representatives and applications engineering support. We seek to establish long-standing relationships with our customers in both our divisions’ market segments.

Underwater Acoustics

Our acoustic releases compete against products from InterOcean Systems, Inc., Edgetech, Inc. Sonardyne International Ltd., and iXSea Inc. Our locator pingers compete against those produced by Dukane Corporation. Our acoustic modems compete against devices produced by LinkQuest, Inc., Sercel and Sonardyne.

Geophysical Exploration Equipment

Our hydrophones compete against products made by Teledyne, Sensor Technology Limited and Input/Output. Our C3D side scan sonar and sub bottom profilers compete against products from L-3 Communications, Klein Associates, Inc., Edgetech, Inc., and GeoAcoustics Ltd.

Other Undersea Products

Our Stingray ROVs compete against products from Deep Ocean Engineering, Seaeye Marine, Ltd., Hydrovision Ltd. and a number of smaller companies.

Our glass flotation and instrument housings compete against products from Nautilus Marine Service GmbH and other private companies.

New Markets

Our Undersea Systems Division is designing systems using current products and technology to produce solutions directed at both tsunami warning systems applications and port and harbor security. The plan announced by the U.S. Government on January 14, 2005 to spend $37.5 million to construct tsunami warning systems for east and west coast protection, and the recent estimates from the Homeland Security Research Corporation and Civitas Group LLC that investment in homeland security in the United States will grow to $130 billion in 2010 and that investment in port and harbor security will equal 6% of that amount, indicate that there will be significant opportunities in these two new markets. We expect that we will face significant competition in these new markets from the major competitors of our Undersea Systems Division described above, and that technical expertise, reliability of service and price will be the key metrics of success.

Package Inspection Systems Division

The market for quality control and testing for package integrity in industrial markets is large. We compete in a few specialized sectors of this market, including the pressure and vacuum test market, leak detection and x-ray based fill levels. Our principal competitors in these markets are Peco, Krones, Thermo Electron, Heuft, and Industrial Dynamics.

Sources and Availability of Raw Materials

The products of both our divisions generally utilize mechanical and electrical components that are readily available from a wide variety of domestic and foreign vendors. Some components are specially designed for specific products and are purchased from a single vendor. We purchase a ceramic component used in our geophysical hydrophone products from a single vendor, although we believe that there are other vendors that possess the capability to provide a replacement component. We have not experienced any problems with the supply of our raw materials and we believe that our sources of supply are adequate for our present and future requirements.

Dependence on Major Customers

During fiscal year 2005, two customers of our Undersea Systems Division, the U.S. Government (comprised of contracts and orders from multiple agencies) and Sercel, Inc., represented approximately 12% and 20% of our net sales, respectively. During fiscal year 2004, those two customers each represented approximately 13% of our net sales. See Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” for additional information.

Patents, Trademarks and Other Agreements

We possess 20 patents pertaining to the design and manufacture of our products, and we have filed a patent application relating to our SMART™ technology. We also have trademarks for several of our brand names. We seek patent protection, to the extent we believe such patents may be obtained, on products and designs that we consider important to our future. However, we believe that quality and technical superiority, rather than patent protection, are the most important criteria for our future success. We do not license any of our patents or designs to others at this time.

We are a licensee under an exclusive agreement with Simon Fraser University regarding certain technology in the geophysical product line and an exclusive agreement with Woods Hole Oceanographic Institution regarding a patented compact bathyphotometer. The Simon Fraser University license expires on August 31, 2007 at which time it will revert to an irrevocable nonexclusive license provided that we pay the royalties required under the license. The Woods Hole Oceanographic Institution agreement automatically terminates upon the expiration or lapse of the underlying patent (February 10, 2018) or in the event certain licensed processes, as defined in the agreement, are found invalid by a court of competent jurisdiction. We are also a licensee under an nonexclusive agreement with Sercel, Inc. for a patent pertaining to the design of our GeoPoint hydrophone product. The original term of the Sercel license expired in December of 2001 and thereafter we have a nonexclusive worldwide license to make, distribute, use and sell the licensed products and to practice the licensed processes, as defined therein, on the same terms and conditions as are set forth in the agreement.

Government Approvals and Contracts

There are no government approvals required for any of the products that we currently manufacture, other than Federal Aviation Administration approval for locator pingers and governmental X-ray standards for certain of our Package Inspection Systems Division products. During fiscal 2005, we derived 18% of the sales of our Undersea Systems Division from U.S. military procurement contracts, primarily contracts with the U.S. Navy. We have no information that would cause us to believe that such military procurement contracts will not continue in the future. We believe that since we have conducted business with the U. S. Government for many years, we have established a good relationship with the U.S. Government.

Effect of Government Regulations

We are not aware of U. S. Government regulations or pending legislation that would adversely affect the future sales of our products. The U.S. Commerce Department has recently increased scrutiny of transactions with foreign countries in view of the international war on terrorism. In addition, U.S. export controls require that we obtain export licenses in connection with the sale of certain of our Undersea Systems Division products to customers in certain countries. We must spend more time on the sale of products that require an export license than for sales which do not require such licenses. We have implemented procedures designed to ensure compliance with the requirements imposed on us by the export control rules and have engaged an export control consultant who regularly confers with us on export control issues. From time to time, foreign governments also change their regulations affecting the products that we sell in those countries, and our compliance with those regulations can affect the level of sales of our products in those countries. We are planning to comply with the European Reduction of Hazardous Substances (“RoHS”) directive, designed to address environmental issues relating to hazardous materials, beginning in July 2006.

Research and Development

We maintain an internal staff of engineers and external consultants with experience and expertise in the technologies we utilize. We fund a portion of our research and development internally and expense such costs against our results of operations. We also perform research and development on a contract basis for customers (primarily U.S. government agencies and their prime contractors) that pay for such activities on a cost plus fixed-fee basis. We include the amount of such payments by our customers within our net sales. Research and development expenditures (exclusive of amounts funded by customers and included in net sales) were $2,025,000, $1,687,000 and $1,700,000, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. During the fiscal years ended September 30, 2005, 2004, and 2003, our net sales included $1,481,000, $1,529,000 and $640,000 of payments by customers to perform research and development activities on their behalf, which are included in services revenue in the accompanying Statement of Operations.

Environmental Protection Regulations

We believe that our compliance with current federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of September 30, 2005, we employed 124 individuals, 120 of which are full-time employees, 30 of whom were engaged in research and development, 58 in manufacturing and 32 in sales, marketing and administrative positions. Of the 120 full-time employees, 8 were employed on a temporary basis. None of our employees is covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.

ITEM 2.    DESCRIPTION OF PROPERTY

We own our corporate facility in North Falmouth, Massachusetts, which consists of 26,000 square feet of office and light industrial manufacturing space in a single-story, industrial building on a six-acre rural site. The facility has been recently modernized and is in good condition. Our Undersea Systems and Package Inspection Systems Divisions share the same facility. We consolidated the operations and staff of both our divisions during the fourth quarter of fiscal year 2003 and at the same time sold certain excess real estate.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL   BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Capital Market under the symbol BTHS.

The following table sets forth the high and low closing price information for our Common Stock for the periods shown.

Quarter Ended	High	Low
December 31, 2003	$6.08	$4.25
March 31, 2004	8.46	4.70
June 30, 2004	15.95	6.16
September 30, 2004	14.17	6.08
December 31, 2004	17.30	12.25
March 31, 2005	18.95	13.65
June 30, 2005	16.61	10.80
September 30, 2005	13.54	10.63

As of December 19, 2005, there were approximately 224 holders of record of our Common Stock.

We have never declared dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

We did not sell any equity securities during the fiscal year ended September 30, 2005 that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about securities authorized for issuance under our equity compensation plans as of September 30, 2005:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by securityholders (1)	357,126	(2)	$6.96	75,325	(3)
Equity compensation plans not approved by securityholders	—		—	—

TOTAL:	357,126	(2)	$6.96	75,325	(3)

(1)	Consists of the following equity compensation plans: Benthos, Inc. 1990 Stock Option Plan, 1998 Non-Employee Directors Stock Option Plan, and 2000 Stock Incentive Plan.
(2)	Consists of 39,351 shares subject to outstanding options under the 1990 Stock Option Plan, 118,500 shares subject to outstanding options under the 1998 Non-Employee Directors Stock Option Plan, and 199,275 shares subject to outstanding options under the 2000 Stock Incentive Plan.
(3)	Exclusive of securities reflected in column (a). Consists of 31,500 shares subject to future issuance under the 1998 Non-Employee Directors Stock Option Plan, and 43,825 shares subject to future issuance under the 2000 Stock Incentive Plan.

Issuer Purchases of Equity Securities

During the fiscal quarter ended September 30, 2005, we did not repurchase any of our outstanding Common stock or other securities registered under the Securities Exchange Act of 1934, as amended.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in under the caption “Factors That May Affect Future Results” in this Item 6. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We were founded in 1962 to manufacture oceanographic products. Since 1962, we have developed and acquired new technology and products. At present, we operate two divisions: our Undersea Systems Division and our Package Inspection Systems Division. Both divisions are located at our facility in North Falmouth, Massachusetts.

For the fiscal year ended September 30, 2005, we achieved sales of $24,095,000, gross profit of $10,578,000, and net income of $3,274,000. These results were 21.4%, 31.2%, and 385.8% improvements over the fiscal year ended September 30, 2004 respectively. Sales of the Undersea Systems Division were $15,388,000, up 18.7% over the prior fiscal year, primarily as a result of improved market conditions and large project orders in the geophysical exploration equipment product line. Sales of our Package Inspection Systems Division were $8,707,000. This increase of 26.5% from the prior fiscal year, was largely a result of sales of x-ray systems for fill height and force measurement systems for plastic container leak detection. Sales of both divisions were enhanced by increased international sales of 24.5% in fiscal year 2005 over the prior fiscal year, partly resulting from the weakness in the U.S. dollar in the first nine months of fiscal year 2005.

Gross profit as a percent of sales improved to 43.9% of sales in fiscal year 2005, as compared to 40.6% in fiscal year 2004. The improvement in gross profit margins in fiscal year 2005 was primarily a result of the higher mix of the products of the Package Inspection Systems Division and was also a result of improved overhead absorption related to the increased sales volume and improved pricing.

Our working capital at September 30, 2005 improved by $10,580,000 as compared to September 30, 2004. The year-to-year improvement was attributable primarily to the proceeds from the issuance of common stock ($7,685,000), increases in accounts payable and accrued expenses ($872,000), principally from incentive compensation and profit-sharing accruals, cash received from the exercise of stock options ($281,000), and elimination of our short-term debt ($279,000).

Critical Accounting Policies

The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. On an ongoing basis, management evaluates our estimates and assumptions, including but not limited to those related to revenue recognition, inventory valuation, warranty reserves, the impairment of goodwill, and income taxes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.    We recognize revenue from product sales when products are shipped to customers provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is probable, pursuant to the guidance provided by Staff Accounting Bulletin No. 104. We generally enter into arrangements for multiple deliverables when we contract to deliver a product along with providing installation services. We follow Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Based on the criteria contained in EITF No. 00-21, we have determined that our deliverables are separable into units of accounting. Revenue is allocated based upon the relative fair values of the individual units of accounting, and we generally recognize our revenue from each of these units as each unit is delivered or performed. A general right of return or cancellation does not exist once the product is delivered to the customer. We show amounts received from customers for future delivery as customer deposits in our consolidated balance sheets. We account for shipping and handling fees passed on to customers as sales, and we record the corresponding costs as cost of sales.

Inventory Valuation.    We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve to twenty-four month period. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Warranty Reserves.    Our warranties require us to repair or replace defective products returned to us during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

Goodwill.    The goodwill associated with our 1999 acquisition of substantially all of the assets of Datasonics, Inc. is subject to an annual assessment for impairment by applying a fair-value based test. In the fourth quarter of fiscal year 2005, we completed a valuation of our then reported goodwill by comparing the fair value of our reporting unit, as determined by an independent appraiser, to the reporting unit’s then book value. The valuation indicated that recorded goodwill, which relates to our Undersea Systems business segment, was not impaired.

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

Income Taxes.    We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. As of September 30, 2005, we have no valuation allowance against our deferred tax asset. We believe that it is more likely than not that the deferred tax asset will be fully utilized against future income taxes based on our recent and anticipated profitable operations. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, during the year ended September 30, 2005, we decreased our valuation reserve by $2,000,000. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our tax provision.

Results of Operations

The following table presents, for the periods indicated, certain consolidated statements of operations data. We have reclassified certain prior year information to conform to the current year’s presentation.

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Net sales	$24,095	$19,850	$17,024
Cost of sales	13,517	11,788	10,728

Gross profit	10,578	8,062	6,296
Selling, general and administrative expenses	6,589	5,218	4,956
Research and development expenses	2,025	1,687	1,700
Amortization of acquired intangibles	218	239	239
Gain on sale of real estate	—	—	(2,208)

Income from operations	1,746	918	1,609
Interest income	81	2	3
Interest expense	(22)	(58)	(208)

Income before (benefit from) provision for income taxes	1,805	862	1,404
(Benefit from) provision for income taxes	(1,469)	188	831

Net income	$3,274	$674	$573

The following table presents, for the periods indicated, the percentage relationship of consolidated statements of operations items to net sales.

	Year Ended September 30
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.1	59.4	63.0

Gross profit	43.9	40.6	37.0
Selling, general and administrative expenses	27.4	26.3	29.1
Research and development expenses	8.4	8.5	10.0
Amortization of acquired intangibles	0.9	1.2	1.4
Gain on sales of real estate	—	—	(13.0)

Income from operations	7.2	4.6	9.5
Interest income	0.4	—	—
Interest expense	(0.1)	(0.3)	(1.2)

Income before (benefit from) provision for income taxes	7.5	4.3	8.3
(Benefit from) provision for income taxes	(6.1)	0.9	4.9

Net income	13.6%	3.4%	3.4%

The following table presents, for the periods indicated, the net sales of each product line of the Undersea Systems Division.

	Year Ended September 30
	2005	2004	2003
	(In thousands)
Product Line:
Underwater Acoustics	$5,910	$5,662	$5,089
Geophysical Exploration Equipment	6,753	4,544	3,315
Other Undersea Products	2,725	2,760	1,295

Total	$15,388	$12,966	$9,699

The Package Inspection Systems Division has only one product line.

Fiscal Years ended September 30, 2005 and 2004

Sales.    The following table shows our sales by segments:

	Year Ended September 30,
	2005	2004
	(In thousands)
Sales to Unaffiliated Customers:
Undersea Systems	$15,388	$12,966
Package Inspection Systems	8,707	6,884

Total	$24,095	$19,850

Total sales increased 21.4% to $24,095,000 for fiscal year 2005 as compared to $19,850,000 for fiscal year 2004. The sales by product line within the Undersea Systems Division were as follows:

	Year Ended September 30,
	2005	2004
	(In thousands)
Product Line:
Underwater Acoustics	$5,910	$5,662
Geophysical Exploration Equipment	6,753	4,544
Other Undersea Products	2,725	2,760

Total	$15,388	$12,966

Sales of our Undersea Systems Division increased by 18.7% to $15,388,000 for fiscal year 2005 as compared to $12,966,000 for fiscal year 2004. This increase in sales was primarily concentrated in our Geophysical Exploration Equipment and Underwater Acoustics product lines. In our Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the oil and gas industry increased by $2,165,000 in fiscal year 2005 as compared to fiscal year 2004. This increase was accompanied by a slight increase in sales of geophysical systems of $44,000 in fiscal year 2005 as compared to fiscal year 2004. In the Underwater Acoustics product line, sales of our underwater acoustic modems and research and development efforts for the U. S. Government increased by $291,000 over fiscal year 2004 and sales of locator pingers increased by $40,000 over fiscal year 2004, while sales of Acoustic releases decreased by $83,000 from fiscal year 2004. In the Other Undersea Products product line, sales of glass instrument housings decreased by $233,000 as compared to fiscal year 2004, and sales of our robotic products, principally our Stingray remotely operated vehicles (ROVs), increased by $245,000 as compared to fiscal year 2004. We anticipate that sales of geophysical hydrophones will remain strong in the next six months as a result of continued demand from the oil and gas industry. However, we believe that in 2006, there will be increased competition in the geophysical hydrophone market as a result of the continued upturn in market demand caused by high energy prices and from the second source of geophysical hydrophones that has been created by Sercel.

Sales of our Package Inspection Systems Division increased by 26.5% to $8,707,000 for fiscal year 2005 as compared to $6,884,000 for fiscal year 2004. The increase resulted largely from the timing of orders. Early in fiscal year 2004, we had identified design problems related to the launch of certain new products that had delayed our ability to accept new orders for those products. We resolved these issues in fiscal year 2004. Our Package Inspection Systems Division has only one product line.

Service revenues for fiscal year 2005 were $2,448,000, a 6% decrease from $2,614,000 in fiscal year 2004. This decrease was principally a result of timing of repair services and contract billings for research services by the Undersea Systems Division.

International sales increased by 24.5% to $12,008,000 in fiscal year 2005 as compared to $9,648,000 in fiscal year 2004. We believe that the weakness of the U.S. dollar in the first nine months of fiscal year 2005 was a factor in this increase as it made the prices of our products more competitive with those of foreign suppliers. The increase in international sales was primarily in Geophysical Exploration Equipment, where international sales (primarily to France) increased by $2,335,000 and in our Package Inspection Systems Division where international sales (primarily to Europe and Asia) increased by $286,000; Other Undersea Products, where international sales of glass instrument housings (primarily to Germany, Sweden, and Japan) decreased by $455,000, partially offset by sales of ROVs (primarily to Canada) increased by $111,000 in total. In general, we price our international sales in U. S. dollars in order to minimize foreign currency risk.

Gross Profit.    Gross profit increased by 31.2% to $10,578,000 for fiscal year 2005 as compared to $8,062,000 for fiscal year 2004. Gross profit as a percent of sales for fiscal year 2005 was 43.9% as compared to 40.6% for fiscal year 2004. The increase in gross profit as a percent of sales was attributable primarily to improved gross profit as a percent of sales within our Package Inspection Systems Division resulting from increased sales volume and pricing and was partly offset by higher sales from our Undersea Systems Division which has lower gross profit as a percent of sales than the Package Inspection Systems Division. We anticipate that we will maintain or improve the gross profit as a percent of sales that we achieved in 2005 in the upcoming fiscal year.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 26.3% to $6,589,000 for fiscal year 2005 as compared to $5,218,000 for fiscal year 2004. As a percentage of sales, selling, general and administrative expenses increased to 27.4% for fiscal year 2005 as compared to 26.3% for fiscal year 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily a result of the 26.2% increase in selling, general and administrative expenses and was partially offset by the 21.4% increase in sales volume. The increase in selling, general and administrative expenses of $1,371,000 from fiscal year 2004 to fiscal year 2005 was principally a result of increases in incentive compensation ($393,000) and profit-sharing ($76,000) expenses as a result of increased profits, in expenses related to our evaluation of our strategic alternatives ($99,000) that resulted in the successful public offering of our common stock in May 2005, in legal and audit fees ($301,000) which included certain Sarbanes-Oxley compliance costs, sales commissions ($133,000) due to increased sales volume, an increase in selling expenses ($249,000), and increased recruiting expenses ($53,000).

Research and Development Expenses.    Research and development expenses increased 20.0% to $2,025,000 for fiscal year 2005 as compared to $1,687,000 for fiscal year 2004. As a percentage of sales,

research and development expenses were 8.4% for fiscal year 2005 as compared to 8.5% for fiscal year 2004. The decrease in the research and development expenses as a percentage of sales was the result of a combination of 21.4% higher sales volume than in fiscal year 2004 and a 20.0% increase in spending on research and development programs than in fiscal year 2004. The spending on research and development expenses in fiscal year 2005 was $338,000 higher than in fiscal year 2004, as we had increased spending in new product development in our Package Inspection Systems Division ($326,000) and on projects within our Undersea Systems Division ($12,000).

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $218,000 in fiscal year 2005 and $239,000 in fiscal year 2004. The amortization of acquired intangibles related to the purchased technology we acquired in the Datasonics acquisition in fiscal year 1999. In fiscal year 2005, we completed the amortization of this asset.

Interest Income.    Interest income increased to $82,000 for fiscal year 2005 as compared to $2,000 for fiscal year 2004. The primary reason for the increase was interest earned in the last four months of fiscal year 2005 on the proceeds from our public offering in May 2005.

Interest Expense.    Interest expense was $22,000 for fiscal year 2005 as compared to $58,000 for fiscal year 2004. The decrease in interest expense was a result of the reduced outstanding principal balance on the term loan and reduced borrowings under our line of credit.

Provision for (Benefit from) for Income Taxes.    The benefit from income taxes was $1,469,000 for fiscal year 2005 as compared to a provision of $188,000 for fiscal year 2004. The effective tax rate for fiscal year 2005 was (81.3)%. The effective tax rate for 2004 was 21.8%. The rate in 2005 was lower than the statutory rate primarily due to the $2,000,000 reduction of the valuation allowance against our deferred tax asset.

Fiscal Years ended September 30, 2004 and 2003

Sales.    The following table shows our sales by segments:

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

Sales of our Undersea Systems Division increased by 33.7% to $12,966,000 for fiscal year 2004 as compared to $9,699,000 for fiscal year 2003. This increase in sales was primarily concentrated in our Other Undersea Products and Geophysical Exploration Equipment product lines. In the Other Undersea Products product line, sales of glass instrument housings increased by $1,081,000 as compared to fiscal year 2003, and sales of our robotic products, principally our Stingray remotely operated vehicles (ROVs), increased by $473,000 as compared to fiscal year 2003. In our Geophysical Exploration Equipment product line, sales of geophysical hydrophones for use by the oil and gas industry increased by $2,469,000 in fiscal year 2004 as compared to fiscal year 2003; this increase was partially offset by a decrease in sales of geophysical systems of $1,240,000 in fiscal year 2004 as compared to fiscal year 2003.

Sales of our Package Inspection Systems Division decreased by 6.0% to $6,884,000 for fiscal year 2004 as compared to $7,325,000 for fiscal year 2003. The decrease resulted largely from the timing of orders and design problems. Early in fiscal year 2004, we identified design problems related to the launch of certain new products that delayed our ability to accept new orders for those products. We have since resolved these issues. Our Package Inspection Systems Division has only one product line.

International sales increased by 87.2% to $9,648,000 in fiscal year 2004 as compared to $5,154,000 in fiscal year 2003. We believe that the weakness of the U.S. dollar was a factor in this increase as it made the prices of our products more competitive with those of foreign suppliers. The increase in international sales was primarily in Geophysical Exploration Equipment, where international sales (primarily to France) increased by $2,166,000; Other Undersea Products, where international sales of glass instrument housings (primarily to Japan) and ROVs (primarily to Canada) increased by $1,157,000 in total; and in our Package Inspection Systems Division where international sales (primarily to Germany and Korea) increased by $1,261,000. In general, we price our international sales in U. S. dollars in order to minimize foreign currency risk.

Gross Profit.    Gross profit increased by 28.0% to $8,062,000 for fiscal year 2004 as compared to $6,296,000 for fiscal year 2003. Gross profit as a percent of sales for fiscal year 2004 was 40.6% as compared to 37.0% for fiscal year 2003. The increase in gross profit as a percent of sales within both the Undersea Systems and Package Inspection Systems Divisions resulted primarily from improved overhead absorption related to the increased sales volume, improved pricing and product mix, and the reduced overhead costs and efficiencies related to our consolidation of operations in our facility in North Falmouth, Massachusetts.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 5.3% to $5,218,000 for fiscal year 2004 as compared to $4,956,000 for fiscal year 2003. As a percentage of sales, selling, general and administrative expenses decreased to 26.3% for fiscal year 2004 as compared to 29.1% for fiscal year 2003. The decrease in selling, general and administrative expenses as a percentage of sales was primarily a result of increased sales volume. The increase in selling, general and administrative expenses of $262,000 from fiscal year 2003 to fiscal year 2004 was principally a result of increases in incentive compensation ($242,000), profit-sharing ($70,000) and sales commissions ($111,000) due to increased sales volume and profits, partially offset by a decrease in selling expenses ($187,000).

Research and Development Expenses.    Research and development expenses decreased 0.7% to $1,687,000 for fiscal year 2004 as compared to $1,700,000 for fiscal year 2003. As a percentage of sales, research and development expenses were 8.5% for fiscal year 2004 as compared to 10.0% for fiscal year 2003. The decrease in the research and development expenses as a percentage of sales was primarily a result of higher sales volume than in fiscal year 2003.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $239,000 in each of the fiscal years 2004 and 2003. The amortization of acquired intangibles related to the purchased technology we acquired in the Datasonics acquisition in fiscal year 1999.

Interest Income.    Interest income decreased to $2,000 for fiscal year 2004 as compared to $3,000 for fiscal year 2003.

Interest Expense.    Interest expense was $58,000 for fiscal year 2004 as compared to $208,000 for fiscal year 2003. The decrease in interest expense was a result of the reduced outstanding principal balance on the term loan and reduced borrowings under our line of credit.

Provision for Income Taxes.    The provision for income taxes was $188,000 for fiscal year 2004 as compared to $831,000 for fiscal year 2003. The effective tax rate for fiscal year 2004 was 21.8%. The effective tax rate for 2003 was 59.2%. The rate in 2004 was lower than the statutory rate primarily due to the utilization of research and development tax credits.

Liquidity and Capital Resources

Sources of Liquidity.    Our primary sources of liquidity are cash provided by operating activities, cash and cash equivalents, and availability under our credit facility with a bank. For the fiscal year ended September 30, 2005, cash provided by operating activities was $2,020,000, and as of September 30, 2005, cash and cash equivalents were $9,506,000 and we had $1,500,000 available to borrow under our credit agreement.

Cash Flows for the Fiscal Year Ended September 30, 2005.    Our cash and cash equivalents increased $9,265,000 from September 30, 2004 to September 30, 2005. Our working capital increased by $10,580,000 to $14,347,000 at September 30, 2005 as compared to $3,767,000 at September 30, 2004.

The improvement in our working capital in fiscal year 2005 was primarily a result of the issuance of 655,760 shares of Common Stock under our public offering in May 2005.

The following table presents, for the fiscal year ended September 30, 2005, the cash generated and used in our operations:

	Generated	Used
	(In thousands)
Net income	$3,274	$—
Depreciation and amortization (noncash)	694	—
Increase in accounts payable and accrued expenses	872	—
Tax benefit of employee stock options	118	—
Decrease in prepaid expenses and other current assets	6	—
Increase in customer deposits	4	—
Decrease in accounts receivable	81	—
Increase in deferred tax asset	—	(1,900)
Increase in inventories	—	(1,129)

Total	$5,049	$(3,029)

Cash Generated	$5,049
Cash Used	(3,029)

Total provided by operations	$2,020

We generated cash of $2,020,000 from operating activities. Cash from operating activities was derived from the $3,274,000 of net income during fiscal year 2005, depreciation and amortization of $694,000 (a non-cash item added back to net income), increases in accounts payable of $246,000, and increases in accrued expenses of $626,000 (primarily comprised of income taxes of $84,000, management incentive compensation of $393,000, and profit sharing of $76,000), decreases in accounts receivable of $81,000 related to improved collections, decreases in prepaid expenses and other current assets of $6,000, and increases in customer deposits of $4,000. Cash was used as shown in the table above. The deferred tax asset increased to $1,900,000 as a valuation reserve was eliminated. Cash was also used for increases in inventory of $1,129,000 (which includes $1,006,000 transferred to property, plant and equipment as demonstration equipment, and $934,000 generated from the sale of demonstration equipment).

We used $187,000 of cash in our investing activities, primarily from purchases of property, plant, and equipment.

We generated $7,432,000 of cash in financing activities. Financing activities include the proceeds from our issuance of common stock in May 2005, proceeds from the exercise of stock options, and payment of $535,000 on the term loan. We do not have any significant contractual obligations or commercial commitments.

Credit Facility.    We have a credit facility with a bank. This facility originally provided for loans under two notes: a $5,500,000 variable rate term note and a $1,500,000 variable rate secured line of credit note. The term note was paid off in July 2005.

Under the line of credit, advances are payable as follows: monthly payments of interest only and unpaid principal and accrued and unpaid interest at maturity. In July 2005, we renegotiated the line of credit with the bank. The available amount has been increased to $1,500,000 from the previous limit of $600,000 and the interest rate has been reduced to prime less 0.5%. There were no advances outstanding under the line of credit at September 30, 2005. The line of credit expires on January 31, 2006.

The credit facility is secured by substantially all of our assets and requires us to meet certain covenants, including debt service coverage. As of September 30, 2005, we were in compliance with all of the financial covenants under our line of credit with the bank.

During the fiscal year ended September 30, 2005, we generated $2,020,000 of cash from operating activities. We believe that we will have sufficient cash from operating activities, existing cash balances, and other potential financing sources to continue operations for at least the next 12 months.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. We will adopt this pronouncement on October 1, 2005 and we do not expect the adoption will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We are required to adopt the provisions of SFAS 123(R) as of January 1, 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment. We are currently evaluating the impact of adopting this new standard. Based on pro forma results, the effect could be significant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. We will adopt this pronouncement on October 1, 2005 and we do not expect the adoption will have a material impact on our financial condition or results of operations.

Prospects for the Future

We expect to continue to pursue opportunities for growth. These include investments in product development, acquisition of compatible product lines and companies, licensing arrangements and geographical market development.

Undersea Systems Division

We serve several segments of the undersea market, including oceanographic research, oil and gas exploration and production, hydrographic survey, and underwater location, marking and navigation. These market segments experience periodic expansion and contraction as a result of economic cycles, market fluctuation in oil prices, changes in government funding, etc.

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

We have maintained a steady investment in new product development in the package inspection market. As a result, we have introduced new products that expand the capabilities of our existing inspection systems and open up new markets. We intend to continue this strategy of product line expansion and extension and development of new package inspection market segments.

We expend a significant amount of funds on new product research and development. During the fiscal years ended September 30, 2005, 2004 and 2003, we spent $2,025,000, $1,687,000 and $1,700,000, respectively. We anticipate that the spending level will increase considerably in fiscal year 2006.

We are not aware of any technology trends or changes in competitive environment that would materially adversely affect the sales of our products within the industry segments that we serve.

Profit Margins

Overall

Overall profit margins on our products are influenced by the relative mix of sales between the Undersea Systems Division and the Package Inspection Systems Division, as well as the product mix within the Undersea Systems Division. For the fiscal year ended September 30, 2005, sales of the Undersea Systems Division decreased to 63.9% of total sales as compared to 65.3% for the prior fiscal year, while sales of the Package Inspection Systems Division increased to 36.1% of total sales as compared to 34.7% for the prior fiscal year. The increase in sales from fiscal year 2004 to fiscal year 2005 was 18.6% for the Undersea Systems Division; sales for the Package Inspection Systems Division increased by 26.5%. This resulted in an overall gross profit margin of 43.9% for the fiscal year ended September 30, 2005 as compared to 40.6% for the fiscal year ended September 30, 2004.

Undersea Systems Division

Gross profit margins on Undersea Systems Division products averaged approximately 39.5%, 39.5% and 35.4% for fiscal years 2005, 2004 and 2003, respectively. Gross margins on this segment of our business can vary depending on the relative mix of products shipped in any time period, the effects of manufacturing overhead cost absorption and the timing of large single project shipments. We expect that the relative mix of products will change but do not expect the average gross profit margin to be adversely affected. It is possible that the startup costs associated with new products could affect gross margins temporarily. However, we are not aware of other market trends, cost changes or competitive pressures that would adversely affect gross profit margins within our existing product lines.

Package Inspection Systems Division

Gross profit margins on Package Inspection Systems Division products averaged approximately 51.7%, 42.9% and 39.1% for fiscal years 2005, 2004 and 2003, respectively. The sales of the Package Inspection Systems Division for fiscal year 2005 were 26.5% higher than in fiscal year 2004 and the overall gross margin improved from 42.9% to 51.7% as a result of product mix, cost reduction, and the effects of manufacturing overhead cost absorption. We expect that the sales mix of different products will not significantly change and will not adversely affect overall divisional gross margins in the future. We are not aware of any technological or marketplace trends that would adversely affect gross margins on this product line.

Forward-Looking Information

The statements made in this report and in oral statements which may be made by our representatives relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information includes information relating to our business and financial condition which is based upon the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to our management, identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain inherent risks, uncertainties and assumptions relating to our business operations and results of operations, the timing of large project orders, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Factors That May Affect Future Results

We are dependent on major customers.

During our fiscal year ended September 30, 2005, two customers of our Undersea Systems Division, the U.S. Government (consisting of contracts and orders with various agencies) and Sercel, Inc. (a subsidiary of Compagnie Generale de Geophysique SA), represented approximately 12% and 20% of our net sales, respectively. During our fiscal year ended September 30, 2004, each of those two customers represented approximately 13% of our net sales. Except for those customers, no other single customer represented more than 10% of our net sales in either of our two most recently completed fiscal years. However, a loss of any of our current major customers could have an adverse effect on our business.

Under our arrangement with Sercel, Inc., we currently have a non-exclusive worldwide license to use certain technology owned by Sercel that allows us to manufacture our GeoPoint hydrophones. During the first three years of the license, we had the exclusive right to manufacture the hydrophones using the licensed technology. Several years ago, the license converted from an exclusive license to a nonexclusive license. The term of the license has expired, but we, as licensee, have the right to continue to use the licensed technology to make, distribute, use and sell the licensed product. Subject to our retained right, Sercel as the owner of the licensed technology also has the right to use the licensed technology to make, distribute, use and sell the licensed product. Sercel is one of our largest customers (approximately 20% and 13%, respectively, of our net sales in fiscal 2005 and fiscal 2004), and substantially all of our revenues from Sercel consist of sales of hydrophones. Due to the current high level of activity in the oil and gas exploration industry, Sercel has advised us that it has developed a second source of supply for GeoPoint hydrophones. As a result of Sercel having developed an alternative source of GeoPoint hydrophone production, some or all of our GeoPoint hydrophone sales to Sercel could be replaced by the new source. If Sercel discontinued purchasing GeoPoint hydrophones from us, our sales would decline to the extent that we were unable to replace such sales to Sercel with sales to other customers.

A significant portion of our business is dependent on the oil and gas exploration industry.

We derived approximately 23%, 17% and 5% of our net sales during our fiscal years ended September 30, 2005, 2004 and 2003, from sales of products (primarily hydrophones) to companies engaged in oil and gas exploration or supplying products to companies engaged in that industry. We anticipate deriving a significant portion of our future business from sales of products related to oil and gas exploration. The oil and gas exploration industry is cyclical and expenditures vary significantly over different periods based primarily on the then price and anticipated price for oil and gas products. Any significant decline in the aggregate amount of expenditures by the oil and gas exploration industry would adversely affect our business, financial condition and results of operations.

We face significant competition.

We have a variety of competitors in our various product markets. Certain of our markets, such as glass flotation and geophysical hydrophones, are relatively small and the number of competitors is limited. In other markets, such as remotely operated vehicles, or ROVs, and systems and package inspection systems, the market is larger and we compete with a significant number of well-established companies that have significantly more resources than ours. We compete on the basis of product performance, features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

We are subject to risks associated with international sales.

We derived 49.9%, 46.6% and 30.3% of our net sales during our fiscal years ended September 30, 2005, 2004 and 2003 from international sales (primarily to Canada, Europe and Asia). We anticipate deriving a significant portion of our future business from international sales. Our international sales expose us to various risks including:

•	potentially adverse changes in the political or economic conditions in countries or regions where we sell our products,

•	compliance with multiple and potentially conflicting regulatory requirements including export requirements, tariffs and other trade barriers,

•	longer accounts receivable collection periods, and

•	differing protection of intellectual property.

In addition, to the extent that we price such sales in foreign currencies, we are subject to the risk of fluctuations in exchange rates, although we have traditionally priced our international sales in U.S. dollars in order to avoid such risks.

The portion of our net sales which consists of payments for research and development we perform for customers is dependent on government authorizations.

We derived approximately 6%, 8% and 4% of our net sales during our fiscal years ended September 30, 2005, 2004 and 2003, from payments made by U.S. Government agencies, or prime contractors for such agencies, to finance research and development activities on their behalf. We anticipate deriving a portion of our future business from research and development activities funded by such customers. Much of such research and development activities relate to development of products in the acoustic area. The level of such funded research and development is therefore dependent upon governmental appropriations to fund research and development in the relatively small acoustic research area. Following the attack on the World Trade Center on September 11, 2001, the aggregate payments that we received for such research and development activities during our fiscal year ended September 30, 2002 decreased by approximately 37% from the amount of such payments we received during our fiscal year ended September 30, 2001. Our fiscal year ended September 30, 2004 was the first fiscal year during which the aggregate amount of the payments we received for funded research and development exceeded the amount we received during our 2001 fiscal year.

We are subject to risks associated with government contracts.

We derived 11.6%, 13.7% and 10.1% of our net sales, including those sales described in the preceding section, during our fiscal years ended September 30, 2005, 2004 and 2003, respectively from government procurement contracts with U.S. Government agencies, primarily the U.S. Navy. We anticipate deriving a significant portion of our future business from government contracts. Such business is subject to risks arising from regulations applicable to U.S. Government contracts. Under those regulations, we often must participate in competitive bidding in order to obtain such contracts and some contracts (or the full implementation of such contracts) are subject to the agency involved being able to obtain sufficient funding through subsequent appropriations. The regulations also provide the government agency involved with extensive termination and audit rights. In the event of termination by that agency, we will only be able to recover costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Based on audits of such contracts, the U.S. Government may adjust our contract-related costs and fees, and some of our costs, including most financing costs, portions of research and development costs and certain marketing expenses, may not be recoverable. Further, as a U.S. Government contractor, we are subject to investigation, legal action and/or liability that would not apply to a contract with a commercial customer.

We are subject to risks related to compliance with and changes in governmental regulations.

Federal Aviation Administration approval is required for our locator pingers and state X-ray standards apply for certain of our Package Inspection Systems Division products. Sales of pingers and Package Inspection Systems Division products subject to such government regulations represented 4.4% and 3.2%, respectively of our net sales for the fiscal year ended September 30, 2005. Certain products of our Undersea Systems Division cannot be sold to restricted countries under U.S. export controls, and certain of our hydrophone products must conform to regulations that limit the ability of the hydrophones to be utilized for military applications. While we believe that such export controls have not to date had a significant adverse effect on our net sales, compliance with them increases the cost and delay associated with sale of those products to foreign customers. We will need to comply with the European RoHS directive, designed to address environmental issues relating to hazardous materials, beginning in July 2006.

Our business involves rapidly evolving products and technological change.

Rapid change of technology is a key feature of all of the markets in which our divisions operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally-funded research and development and through business acquisitions. We may not be able in the future to continue to maintain comparable levels of research and development or successfully complete such acquisitions. In the past we have allocated substantial funds to capital expenditures, programs and other investments, and we will be required to continue to do so in the future. Even so, we may not be able to successfully identify new opportunities and may not have the needed financial resources to develop new products in a timely or cost-effective manner. Products and technologies developed by others may also render our products and systems obsolete or non-competitive and, in such event, we would need to write off a portion of the inventory which we maintain or have contractual commitments to acquire. Any of these events would adversely affect our financial condition and results of operations.

Our products could contain defects which would increase our costs and harm our business.

Certain of our products, especially our geophysical sonar products, are inherently complex in design, and their manufacture involves highly complex and precise processes. As a result of the technical complexity of these products, design defects, changes in manufacturing processes or the inadvertent use of defective materials could adversely affect our manufacturing yields and product reliability, which could in turn harm our business operating results, financial condition and customer relationships. For example, early in fiscal year 2004 we delayed our launch of certain new products in our Package Inspection Systems Division because of design problems which we then identified.

We provide warranties for our products and accrue allowances for estimated warranty costs at the time we recognize revenue from the sale of the products. We determine the amount of such allowances through estimates of product return rates and expected costs to repair or replace the products under warranty based on our historical experience. If actual return rates or repair and replacement costs differ significantly from our estimates, we may be required to make adjustments to recognize additional cost of sales in future periods.

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other suppliers, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could suffer loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, diversion of development and engineering resources or legal actions. Any one or more of the foregoing could seriously harm our business, financial condition and results of operations.

Our operating results are difficult to predict with certainty, and if we fail to meet the expectations of investors, the market price of our common stock could decline significantly.

Our operating results from quarter to quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and result from factors such as:

•	changes in our customers’ capital spending,

•	industry cyclicality (particularly in the oil and gas exploration industry),

•	levels of government funding available to our customers and other economic conditions within the markets we serve,

•	the level of orders within a given quarter and preceding quarters,

•	the timing and level of cancellations and delays of orders for our products,

•	the timing of product shipments within a given quarter,

•	timing of new product introductions by us and our competitors,

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers,

•	market acceptance of any new or enhanced versions of our products,

•	our ability to manufacture a sufficient quantity of our products to meet customer demand,

•	our level of expenses, and

•	the impact of newly promulgated accounting pronouncements.

We may in the future elect to change prices, increase spending, or add or eliminate products in response to actions by competitors in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters.

In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, unexpected variations in timing of sales, particularly for our higher-priced, higher-margin products such as our Package Inspection Systems Division products, can cause significant fluctuations in our quarterly operating results. Orders expected in one quarter can shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers or the failure by customers to make agreed prepayments when scheduled. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall.

Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any period, our results may be below the expectations of investors, which would likely cause the trading price of our common stock to drop.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchase them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year. The orders constituting our backlog are often subject to cancellation and changes in delivery schedules by our customers without significant penalty. We have from time to time experienced order rescheduling and cancellations that have caused our net sales in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations and cause our stock price to decline.

We may in the future experience intellectual property infringement claims, which could be costly and time-consuming to defend.

Although we have not in any recent years received communications from third parties alleging that we are infringing trademarks, patents or other intellectual property rights held by them, it is possible that we may receive such claims in the future. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary license or other rights or develop substitute technology may divert management’s attention from other matters and could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of certain customer contracts require us to indemnify the customer in the event of any claim or infringement brought by a third party based on our products. Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

If we fail to protect our intellectual property and proprietary technology, we may lose our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and other proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. Although we have not done so in the past, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. Any such claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents.

If we are unable to attract new employees and retain and motivate existing employees, our business and results of operations will suffer.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to employ, train, motivate and retain qualified personnel. Competition for personnel in our industry segments is intense, and housing and other living costs in the geographic area where our facility is located are higher than in the geographical areas where the facilities of many of our major competitors are located. If we are unable to employ sufficient employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.

We will incur substantial costs and uncertainties associated with the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board will require us to include in our annual report on Form 10-KSB filed with the SEC for each of our fiscal years commencing with the year ending September 30, 2007, reports by our management and by the independent registered public accounting firm which audits our financial statements as to the effectiveness of our internal control over financial reporting. If our management and independent registered public accounting firm determine that any “material weakness” exists in our internal control over financial reporting as of the end of the relevant fiscal year, they would be precluded from finding that our internal control is then “effective.” During our fiscal year ending September 30, 2005, we incurred approximately $150,000 of expenses in connection with documentation and testing of our internal control over financial reporting. These expenses are expected to be significantly greater in subsequent fiscal years, although the timing and amount of these expenditures will largely depend on regulatory developments.

Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board are fairly new and involve significant uncertainties concerning how they will be applied to smaller publicly-held companies such as Benthos. Accordingly, there is considerable uncertainty as to whether our management and independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective. If our management and independent registered public accounting firm were unable to determine that our internal control over financial reporting is effective, this could have an adverse effect upon the market price of our common stock.

ITEM 7.    FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-20 hereof.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                      FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified within the Commission’s rules and forms, and that such information is accumulated and communicated to its management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures to meet the criteria referred to above. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

ITEM 8B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current directors and executive officers of the Company are as follows:

Name	Age	Position

Samuel O. Raymond	77	Chairman Emeritus of the Board of Directors

Ronald L. Marsiglio	58	President, Chief Executive Officer and Director

Stephen D. Fantone	52	Chairman of the Board of Directors

A. Theodore Mollegen, Jr.	68	Director

Gary K. Willis	60	Director

Arthur L. Fatum	53	Director

Francis E. Dunne, Jr.	59	Vice President, Chief Financial Officer and Treasurer

James R. Kearbey	42	Vice President, General Manager, Package Inspection Systems Division

Francois Leroy	42	Vice President, Sales and Marketing, Undersea Systems Division

Richard B. Martin	48	Vice President of Purchasing and Production

The Company’s Board of Directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. Class I, consisting of Messrs. Marsiglio and Willis, is eligible for re-election at the 2006 annual meeting; Class II, consisting of Mr. Mollegen and Dr. Fantone, is eligible for re-election at the 2007 annual meeting; Class III, consisting of Messrs. Raymond and Fatum, is eligible for re-election at the 2008 annual meeting. Officers of the Company serve at the pleasure of the Board of Directors.

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

Dr. Fantone became a director of the Company in March 1995 and was elected Chairman of the Board of Directors in January 1997. Since 1982, he has been President and Chief Executive Officer of Optikos Corporation, an optical engineering firm that he founded and which specializes in the design and manufacture of optical products and instrumentation and optical test equipment. He has B.S. degrees in Electrical Engineering and Management from M.I.T. and a Ph.D. in Optics from the Institute of Optics at the University of Rochester. Dr. Fantone has been awarded sixty U.S. patents and is the author of numerous technical papers and articles on optical technology. He is also currently a Senior Lecturer in the Mechanical Engineering Department at M.I.T., a Trustee of the Sea Education Association, a director of Rofin-Sinar Technologies, Inc. (industrial laser systems), and Treasurer of the Optical Society of America. From January to May 2001, Dr. Fantone served as President and Chief Executive Officer of the Company on an interim basis.

Mr. Mollegen has served as a director of the Company since 1985. He is the President and Chief Executive Officer of Allied Resources Corporation, a company which provides engineering, technical training, and safety management services to industrial firms. Before founding Allied Resources in 1993, Mr. Mollegen was for sixteen years Chief Executive Officer of Analysis & Technology, Inc., a publicly-traded provider of engineering and technical services to the U.S. Navy. He is a member of the Arts and Technology Advisory Council for Connecticut College. Mr. Mollegen has a B.E. in Electrical Engineering from Yale University and is the author of over 90 technical papers and reports on undersea topics. He is also a member of the national board of directors (Executive Council) of the U.S. Episcopal Church.

Mr. Willis has been a director of the Company since 1998. In November 2000, Mr. Willis retired from Zygo Corporation, a supplier of high precision yield improvement and metrology systems, where since November 1998, he had been Chairman of the Board of Directors. Mr. Willis had also served as a director of Zygo Corporation since February 1992 and as President (1992-1999) and Chief Executive Officer (1993-1999) of that corporation. Before joining Zygo, he was the Chairman, President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis is also a director of Rofin-Sinar Technologies, Inc. (industrial laser systems), Vion Pharmaceuticals, Inc. (cancer treatment drugs), Plug Power Inc. (commercial and residential fuel cells), and Middlesex Health Services, Inc., a Connecticut-based health care provider. Mr. Willis has a B.S. in Mechanical Engineering from Worcester Polytechnic Institute.

Mr. Fatum has been a director of the Company since January 6, 2000. He is President of IBP Associates, LLC, a consulting firm that provides general business advice principally to independent businesses. From September 2003 to January 2004, he was Chief Financial Officer of MediaLive International, Inc., a leading global producer of technology events, conferences, and related media and services. From April 2002 to August 2003, he was Chief Corporate Officer of CNET Networks, Inc., a global Internet media company specializing in technology information. From October 2000 to December 2002, he was also President of CNET Networks International Media, a division of CNET Networks, Inc. From July 2000 to October 2000, he was Executive Vice President and Chief Financial Officer of ZDNet, Inc., a global Internet media company acquired by CNET in October 2000. Mr. Fatum has also held senior management positions with General Electric Company, PictureTel Corporation, AT&T Capital Corporation and Dun & Bradstreet Corporation. Mr. Fatum has a B.S. in mathematics from State University of New York and is a graduate of GE Management Development Institute.

Mr. Dunne has been Treasurer and Chief Financial Officer of the Company since 1997 and Vice President since January 2000. Before joining the Company, he was Chief Financial Officer of Kinney Vacuum Company, then an operating division of General Signal Corporation (1993-1996). Kinney Vacuum Company is a manufacturer of industrial vacuum pumps and pump systems for the food packaging, chemical and pharmaceutical, heat treating, automotive, and other industries. Mr. Dunne has a B.S. degree in Accounting from St. John’s University, an M.B.A. in Finance from Long Island University, and is a Certified Public Accountant.

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

Mr. Leroy was appointed as Vice President, Sales and Marketing of the Company’s Undersea Systems Division on April 10, 2003. Before this appointment, Mr. Leroy was Vice President, Finance and Sales of Triton Elics International, Inc. (TEI) located in Watsonville, California from 1996 to 2003. TEI is a software developer and system integrator for data acquisition and image processing systems for oceanographic survey, oil and gas exploration and military applications. Mr. Leroy holds a degree in International Business and Finance from EPSCI in Paris.

Mr. Martin has served as Director of Purchasing and Production from February 2002 to June 2005 and as Vice President of Purchasing and Production since June 30, 2005. From July 2001 to February 2002, he was the Materials Manager for Pacific Scientific, a division of the Danaher Motion Group of the Danaher Corporation, a manufacturer of electronic controls for servo motors for the printed circuit board assembly industry. From 1999 to 2001, Mr. Martin was the Materials Manager for C&K Components in Watertown, Massachusetts. C&K is a division of ITT Industries and is a manufacturer of electronic and micro switching devices. From 1996 to 1999, Mr. Martin served as the Unit Manager of Materials and Logistics for Greenfield Industries, a division of Kennametal Industries located in South Deerfield, Massachusetts. The Deerfield operation manufactured and distributed metal cutting tools to both industrial and retail customers. Mr. Martin attended the United States Coast Guard Academy for two years and holds a B.S. in Business Administration from Rochester Institute of Technology in Rochester, N.Y.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of those reports are to be furnished to the Company.

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 2005, no director, officer, or beneficial owner of more than 10% of the Company’s equity securities failed to file on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for the Company’s last three fiscal years to the only person who served as the Company’s chief executive officer during the Company’s fiscal year ended September 30, 2005 and the only other executive officers who received an annual salary and bonus exceeding $100,000 during that fiscal year.

Name and Principal Position	Fiscal Year	Annual Compensation		Shares Underlying Options Granted	All Other Compensation
		Salary	Bonus
Ronald L. Marsiglio,	2005	$257,500	$232,523	—	$8,439
President and Chief Executive Officer	2004 2003	250,000 250,000	72,400 25,000	5,000 20,000	8,281 7,212

Francis E. Dunne, Jr.,	2005	173,835	92,984	—	7,934
Vice President, Chief Financial Officer and Treasurer	2004 2003	170,000 166,135	26,962 17,500	3,000 10,000	7,446 4,787

James R. Kearbey,	2005	139,000	60,656	—	6,532
Vice President, General Manager, Package Inspection Systems Division	2004 2003	136,000 134,454	15,093 12,500	3,000 7,500	5,223 3,947

Francois Leroy,	2005	142,750	74,772	—	6,277
Vice President, Sales and Marketing Undersea Systems Division (1)	2004 2003	134,996 61,000	40,000 16,250	3,000 15,000	2,324 17,500	(4)

Richard B. Martin,	2005	118,577	31,126	—	3,116
Vice President of Purchasing and Production (2)	2004 2003	112,000 110,196	11,872 9,000	2,000 5,000	2,163 —

All directors and	2005	891,201	492,061	—	161,192
officers as a group (3)	2004	933,150	166,327	24,000	141,188
	2003	948,202	116,130	76,000	173,785

(1)	Mr. Leroy has served as Vice President, Sales and Marketing, Undersea Systems Division, since April 10, 2003.
(2)	Mr. Martin has served as Director of Purchasing and Production from February 2002 to June 2005 and as Vice President of Purchasing and Production since June 30, 2005.

(3)	Consisted of twelve persons for fiscal 2003, eleven persons for fiscal 2004, and ten persons for fiscal 2005.
(4)	Includes moving and relocation expenses.

Stock Options

No stock options were granted during the Company’s fiscal year ended September 30, 2005 to any of the executive officers named in the table above.

The following table sets forth information concerning stock options during the Company’s fiscal year ended September 30, 2005 held by the executive officers named in the table above and the number and value of shares underlying those stock options at that date.

Name and Principal Position	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options At Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End(1)
Ronald L. Marsiglio,	17,000	$120,240	100,500	(2)	$772,425
President and Chief Executive Officer			7,500	(3)	57,175

Francis E. Dunne, Jr.,	11,000	77,015	35,000	(2)	138,155
Vice President, Chief Financial Officer and Treasurer			4,000	(3)	30,290

James R. Kearbey,	9,899	75,252	14,476	(2)	89,723
Vice President, General Manager, Package Inspection Systems Division			3,375	(3)	25,271

Richard B. Martin	4,500	37,182	2,250	(2)	17,018
Vice President of Purchasing and Production			2,250	(3)	16,847

Francois Leroy	3,500	32,795	5,500	(2)	50,215
Vice President, Sales and Marketing, Undersea Systems Division			9,000	(3)	85,215

(1)	Based upon the difference between the option exercise price and the closing price of the Company’s Common Stock on the Nasdaq Capital Market on September 30, 2005.
(2)	Shares underlying options exercisable as of September 30, 2005.
(3)	Shares underlying options not exercisable as of September 30, 2005. In accordance with the Teledyne Merger Agreement, all stock options will vest and will be converted into cash as of the effective date of the Merger.

Directors’ Compensation

Under the compensation policy adopted by the Board of Directors, each non-employee director will receive a fee of $8,000 per year plus $1,000 for each directors’ meeting attended and reimbursement for reasonable travel and other expenses when incurred. Each committee chairman will receive an additional fee of $2,000 per year, and each committee member (including the chairman) will receive a fee of $1,000 for each committee meeting attended. Stephen D. Fantone also receives additional compensation of $36,000 per year for his services as Chairman of the Board of Directors. Non-employee directors are also eligible to receive stock options under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.

Ronald L. Marsiglio.    On January 19, 2005, the Company entered into an amended and restated employment agreement with Ronald L. Marsiglio, effective October 1, 2004, pursuant to which Mr. Marsiglio agreed to serve as President and Chief Executive Officer of the Company for an initial two-year period expiring September 30, 2006. Thereafter, said term will be automatically extended for consecutive two-year terms unless either the Company or Mr. Marsiglio provides the other with six months written notice prior to the expiration of the initial term or any extended term. The agreement provides for a base salary of $250,000 per year, subject to increase by the Compensation Committee of the board of directors. Mr. Marsiglio’s base salary was increased to $272,000 effective January 1, 2006. During fiscal year 2006, Mr. Marsiglio will be eligible to earn an incentive bonus of up to 100% of his base salary in accordance with the Company’s 2006 Incentive Compensation Plan described below. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Marsiglio will be entitled to receive severance benefits equal to one year’s base salary. If a Change of Control occurs, and within one year thereafter the Company terminates Mr. Marsiglio’s employment other than for cause, materially and adversely reduces his duties, requires him to relocate more than 50 miles from the present facility of the Company, or materially and adversely reduces his base salary or the benefits under any incentive compensation plan, the Company shall pay him one year’s base salary plus any earned and unpaid incentive compensation earned in a fiscal year prior to the fiscal year of termination and continue his participation in the Company’s group medical insurance program for one year. A Change of Control means (i) a merger, reorganization or consolidation of the Company with another entity or the sale of all or substantially all of the assets of the Company, unless 50% or more of the voting power of the securities of the acquiring entity is owned by the shareholders of the Company immediately prior to the transaction, or (ii) a sale or transfer of more than 50% of the common stock of the Company to a person or persons not controlled, directly or indirectly, by the Company.

Francis E. Dunne, Jr.    On January 19, 2005, the Company entered into an amended and restated employment agreement with Francis E. Dunne, Jr., effective October 1, 2004, pursuant to which Mr. Dunne agreed to serve as Vice President, Treasurer and Chief Financial Officer of the Company for an initial two-year period expiring September 30, 2006. Thereafter, said term will be automatically extended for consecutive two-year terms unless either the Company or Mr. Dunne provides the other with six months written notice prior to the expiration of the initial term or any extended term. The agreement provides for a base salary of $170,000 per year, subject to increase by the Compensation Committee of the board of directors. Mr. Dunne’s base salary was increased to $183,000 effective January 1, 2006. During fiscal year 2006, Mr. Dunne will be eligible to earn an incentive bonus of up to 40% of his base salary in accordance with the Company’s 2006 Incentive Compensation Plan described below. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Dunne will be entitled to receive severance benefits equal to one year’s base salary and continue his participation in the Company’s group medical insurance program for one year. If a Change of Control occurs, and within one year thereafter the Company terminates Mr. Dunne’s employment other than for cause, materially and adversely reduces his duties, requires him to relocate more than 50 miles from the present facility of the Company, or materially and adversely reduces his base salary or the benefits under any incentive compensation plan, the Company shall pay him one year’s base salary plus any earned and unpaid incentive compensation earned in a fiscal year prior to the fiscal year of termination. A Change of Control means (i) a merger, reorganization or consolidation of the Company with another entity or the sale of all or substantially all of the assets of the Company, unless 50% or more of the voting power of the securities of the acquiring entity is owned by the shareholders of the Company immediately prior to the transaction, or (ii) a sale or transfer of more than 50% of the common stock of the Company to a person or persons not controlled, directly or indirectly, by the Company.

James R. Kearbey.    On January 19, 2005, the Company entered into an amended and restated employment agreement with James R. Kearbey, effective January 1, 2005, pursuant to which Mr. Kearbey agreed to serve as a Vice President of the Company for an initial two-year period expiring December 31, 2006. Thereafter, said term will be automatically extended for consecutive two-year terms unless either the Company or Mr. Kearbey provides the other with 180 days written notice prior to the expiration of the initial term or any extended term. The agreement provides for a base salary of $140,000 per year, subject to increase by the Company. Mr. Kearbey’s base salary was increased to $147,000, effective January 1, 2006. During fiscal year 2006, Mr. Kearbey will be eligible to earn an incentive bonus of up to 40% of his base salary in accordance with the Company’s 2006 Incentive Compensation Plan described below. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Kearbey will be entitled to receive severance benefits equal to six months’ base salary. If a Change of Control occurs, and within one year thereafter the Company terminates Mr. Kearbey’s employment other than for cause, the Company shall pay him six months’ base salary. A Change of Control means (i) a merger, reorganization or consolidation of the Company with another entity or the sale of all or substantially all of the assets of the Company, unless 50% or more of the voting power of the securities of the acquiring entity is owned by the shareholders of the Company immediately prior to the transaction, or (ii) a sale or transfer of more than 50% of the common stock of the Company to a person or persons not controlled, directly or indirectly, by the Company.

Francois Leroy.    On January 19, 2005, the Company entered into an employment agreement with Francois Leroy, effective January 1, 2005, pursuant to which Mr. Leroy agreed to serve as a Vice President of the Company for an initial two-year period expiring December 31, 2006. Thereafter, said term will be automatically extended for consecutive two-year terms unless either the Company or Mr. Leroy provides the other with 180 days written notice prior to the expiration of the initial term or any extended term. The agreement provides for a base salary of $145,000 per year, subject to increase by the Company. Mr. Leroy’s base salary was increased to $153,000, effective January 1, 2006. During fiscal year 2006, Mr. Leroy will be eligible to earn an incentive bonus of up to 40% of his base salary in accordance with the Company’s 2006 Incentive Compensation Plan described below. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Leroy will be entitled to receive severance benefits equal to six months’ base salary. If a Change of Control occurs, and within one year thereafter the Company terminates Mr. Leroy’s employment other than for cause, the Company shall pay him six months’ base salary. A Change of Control means (i) a merger, reorganization or consolidation of the Company with another entity or the sale of all or substantially all of the assets of the Company, unless 50% or more of the voting power of the securities of the acquiring entity is owned by the shareholders of the Company immediately prior to the transaction, or (ii) a sale or transfer of more than 50% of the common stock of the Company to a person or persons not controlled, directly or indirectly, by the Company.

Richard B. Martin.    On June 30, 2005, the Company entered into an employment agreement with Richard B. Martin, effective on that date, pursuant to which Mr. Martin agreed to serve as a Vice President of the Company for an initial period expiring December 31, 2006. Thereafter, said term will be automatically extended for consecutive two-year terms unless either the Company or Mr. Martin provides the other with 180 days written notice prior to the expiration of the initial term or any extended term. The agreement provides for a base salary of $130,000 per year, subject to increase by the Company. Mr. Martin’s base salary was increased to $135,000, effective January 1, 2006. During fiscal year 2006, Mr. Martin will be eligible to earn an incentive bonus of up to 40% of his base salary in accordance with the Company’s 2006 Incentive Compensation Plan described below. In the event that the Company terminates his employment other than for cause, disability or death, Mr. Martin will be entitled to receive severance benefits equal to six months’ base salary. If a Change of Control occurs, and within one year thereafter the Company terminates Mr. Martin’s employment other than for cause, the Company shall pay him six months’ base salary. A Change of Control means (i) a merger, reorganization or consolidation of the Company with another entity or the sale of all or substantially all of the assets of the Company, unless

50% or more of the voting power of the securities of the acquiring entity is owned by the shareholders of the Company immediately prior to the transaction, or (ii) a sale or transfer of more than 50% of the common stock of the Company to a person or persons not controlled, directly or indirectly, by the Company.

2005 Incentive Bonuses.    On December 5, 2005, the Compensation Committee of the Company’s board of directors ratified and approved the following bonuses with respect to the Company’s fiscal year ended September 30, 2005:

Officer	Amount of 2005 Incentive Bonus
Ronald L. Marsiglio	$232,523
Francis E. Dunne, Jr.	92,984
Francois Leroy	74,772
James R. Kearbey	60,656
Richard B. Martin	31,126

The 2005 incentive bonuses for Messrs. Marsiglio, Leroy, Kearbey and Martin were computed in accordance with the Company’s 2005 Incentive Compensation Matrix. The 2005 incentive bonus for Mr. Dunne included the amount computed pursuant to the Company’s 2005 Incentive Compensation Matrix, plus an additional $30,000 bonus for outstanding performance during fiscal year 2005.

2006 Incentive Compensation Plan.    On December 5, 2005, the Compensation Committee of the Company’s Board of Directors approved the Benthos, Inc. Fiscal Year 2006 Incentive Compensation Plan, which provides for incentive compensation for specified employees of the Company, including the five executive officers named above. The plan provides for payment of incentive compensation for all of the specified employees equal to a percentage of the employee’s base compensation for the 2006 fiscal year, varying from 10% to 100% based upon the Company’s pre-tax profit for the fiscal year, or the period October 1, 2005 through the effective date of the Teledyne Merger, whichever shall first occur.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Benthos common stock as of December 19, 2005, by: (i) each person who is known by the Company to beneficially own more than 5% of the outstanding common stock; (ii) each of the Company’s directors; (iii) the Company’s Chief Executive Officer and each of the Company’s other four most highly compensated executive officers; and (iv) all directors and executive officers of the Company as a group.

In accordance with the rules of the Securities and Exchange Commission, shares which an individual has the right to acquire pursuant to stock options which are exercisable within sixty days are considered to be beneficially owned and, for purposes of calculating the percentage ownership of stock for an individual who holds exercisable stock options, such shares are also considered to be outstanding. For purposes of this table, it is assumed that the vesting of all options accelerates within sixty days in accordance with the terms of the Teledyne Merger Agreement. Reference should be made to the footnotes below for further information as to each individual listed.

Name and Address (1)	Shares Beneficially Owned		% of Outstanding Common Stock
Samuel O. Raymond	73,057	(2)	3.47%
Glazer Capital, LLC	109,994	(3)	5.22%
Loeb Partners Corporation	123,040	(3)	5.84%
Stephen D. Fantone	88,750	(4)	4.11%

Name and Address (1)	Shares Beneficially Owned		% of Outstanding Common Stock
Ronald L. Marsiglio	113,000	(5)	5.10%
A. Theodore Mollegen, Jr.	22,000	(6)	1.03%
Gary K. Willis	40,500	(7)	1.90%
Arthur L. Fatum	39,000	(8)	1.83%
Francis E. Dunne, Jr.	43,808	(9)	2.04%
James R. Kearbey	18,525	(10)	0.87%
Richard B. Martin	4,500	(11)	0.21%
Francois Leroy	14,500	(12)	0.68%
All directors and officers as a group (ten persons)	457,640	(13)	19.00%

(1)	Except as set forth below, the address of each of the individuals set forth in the table is c/o Benthos, Inc., 49 Edgerton Drive, North Falmouth, Massachusetts 02556-2826. The address of Glazer Capital, LLC is 237 Park Avenue, Suite 900, New York, New York 10017. The address of Loeb Partners Corporation is 61 Broadway, New York, New York 10006.
(2)	Includes 1,109 shares owned by Mr. Raymond’s wife and 27,738 shares owned by Mr. Raymond’s children, as to which shares Mr. Raymond disclaims beneficial ownership.
(3)	Based solely upon the report on Schedule 13G filed with the Securities and Exchange Commission by Glazer Capital, LLC on or about December 8, 2005 and the report on Schedule 13D filed by Loeb Partners Corporation on or about December 15, 2005.
(4)	Includes 53,000 shares which Dr. Fantone has the right to acquire through the exercise of stock options.
(5)	Includes 108,000 shares which Mr. Marsiglio has the right to acquire through the exercise of stock options.
(6)	Includes 20,000 shares which Mr. Mollegen has the right to acquire through the exercise of stock options.
(7)	Includes 25,500 shares which Mr. Willis has the right to acquire through the exercise of stock options.
(8)	Includes 20,000 shares which Mr. Fatum has the right to acquire through the exercise of stock options.
(9)	Includes 39,000 shares which Mr. Dunne has the right to acquire through the exercise of stock options.
(10)	Consists of 17,851 shares which Mr. Kearbey has the right to acquire through the exercise of stock options.
(11)	Consists of 4,500 shares which Mr. Martin has the right to acquire through the exercise of a stock options.
(12)	Consists of 14,500 shares which Mr. Leroy has the right to acquire through the exercise of stock options.
(13)	Includes an aggregate of 302,351 shares that the directors and officers have the right to acquire through the exercise of stock options.

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

The Company conducts a review of all related party transactions on an ongoing basis and utilizes the Audit Committee for the review of potential conflict of interest situations where appropriate.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The financial statements set forth in the Index contained on the page immediately preceding page F-1 hereof are filed herewith as a part of this report.

(b)	The exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of BDO Seidman, LLP, the Company’s independent registered public accounting firm billed to the Company during each of the last two fiscal years for audit services and other services.

Fee Category	FY 2004	FY 2005
Audit Fees (1)	$73,000	$135,000
Audit Related Fees (2)	3,960	56,460
Tax Fees (3)	13,500	13,500
All Other Fees (4)	-0-	53,200

(1)	Audit fees consist of fees for professional services for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Forms 10-QSB and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years. The aggregate fee amounts do not include out-of-pocket expenses of $6,095 and $7,758 and for fiscal year 2004 and fiscal year 2005 respectively.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services relate to the review of accounting matters. The Audit Committee approved 100% of these fees for fiscal 2004 and fiscal 2005 under its pre-approval policies and procedures.
(3)	Tax fees consist of fees rendered for tax compliance, tax advice and tax planning. These services include preparation of tax returns, estimated tax payments and general corporate tax advice. The Audit Committee approved 100% of these fees for fiscal 2004 and fiscal 2005 under its pre-approval policies and procedures.
(4)	All other fees consist of fees for products and services provided by the independent registered public accounting firm other than “Audit Fees,” “Audit Related Fees,” and “Tax Fees,” and consist principally of services provided in connection with the Company’s public offering of stock in fiscal 2005. The Audit Committee approved 100% of these fees for 2005 under its pre-approval policies and procedures.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services to be performed by the independent registered public accounting firm. This policy generally provides that the Company will not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specific types of services that are expected to be provided by the independent registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular services to be provided and is also subject to a maximum dollar amount.

The Audit Committee’s practice is to consider for approval, at its regularly scheduled quarterly meetings, all audit and non-audit services proposed to be provided by its independent registered public accounting firm. In situations where a matter cannot wait until the next regularly scheduled committee meeting, the chairman of the committee has been delegated authority to consider and, if appropriate, approve audit and non-audit services or, if in the chairman’s judgment it is appropriate, to call a special meeting of the committee for that purpose.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTHOS, INC.

By	/S/ RONALD L. MARSIGLIO
Ronald L. Marsiglio, President

Date:	December 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RONALD L. MARSIGLIO Ronald L. Marsiglio	President, Chief Executive Officer and Director	December 27, 2005

/S/ FRANCIS E. DUNNE, JR. Francis E. Dunne, Jr.	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 27, 2005

/S/ STEPHEN D. FANTONE Stephen D. Fantone	Chairman of the Board of Directors	December 28, 2005

/s/ Samuel O. Raymond Samuel O. Raymond	Director	December 28, 2005

/S/ A. THEODORE MOLLEGEN, JR. A. Theodore Mollegen, Jr.	Director	December 27, 2005

/S/ GARY K. WILLIS Gary K. Willis	Director	December 28, 2005

/S/ ARTHUR L. FATUM Arthur L. Fatum	Director	December 28, 2005

I ndex

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Benthos, Inc.:

We have audited the accompanying consolidated balance sheets of Benthos, Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of Benthos, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benthos, Inc. and subsidiaries as of September 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts	/s/ BDO SEIDMAN, LLP
October 28, 2005 (except for the matter
discussed in Note 10, for which the date
is November 2, 2005)

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,506	$241
Accounts receivable, less reserves of $238 and $291 at September 30, 2005 and 2004, respectively (Note 9)	3,484	3,565
Inventories	3,843	3,149
Prepaid expenses and other current assets	162	168
Deferred Tax Asset (Note 4)	1,305	—

Total current assets	18,300	7,123

Property, Plant and Equipment, at cost:
Land	32	32
Buildings and improvements	2,111	2,081
Equipment and fixtures	4,121	4,053
Demonstration equipment	1,235	1,162

	7,499	7,328
Less—Accumulated depreciation	6,145	6,139

Property, Plant and Equipment, net	1,354	1,189

Goodwill	576	576
Acquired Intangible Assets, net of accumulated amortization of $1,430 and $1,212 at September 30, 2005 and 2004, respectively	—	218
Deferred Tax Asset (Note 4)	595	—
Other Assets, net	16	35

	$20,841	$9,141

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Current maturities of long-term debt (Note 3)	$—	$279
Accounts payable	1,463	1,217
Accrued expenses (Note 9)	2,184	1,558
Customer deposits	306	302

Total current liabilities	3,953	3,356

Long-term Debt, net of current maturities (Note 3)	—	256

Commitments and Contingencies (Notes 5 and 7)
Stockholders’ Investment: (Note 5)
Common stock, $0.06 2/3 par value—
Authorized—7,500,000 shares
Issued—2,375,516 and 1,665,307 shares at September 30, 2005 and 2004, respectively	159	111
Capital in excess of par value	9,684	1,648
Retained earnings	7,675	4,401
Treasury stock, at cost—269,645 and 269,749 shares at September 30, 2005 and 2004, respectively	(630)	(631)

Total stockholders’ investment	16,888	5,529

	$20,841	$9,141

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended September 30,
	2005	2004	2003
Product Sales	$21,647	$17,236	$15,143
Services	2,448	2,614	1,881

Total Net Sales	24,095	19,850	17,024
Cost of Product Sales	12,274	10,323	9,643
Cost of Services	1,243	1,465	1,085

Gross profit	10,578	8,062	6,296
Selling, General and Administrative Expenses	6,589	5,218	4,956
Research and Development Expenses	2,025	1,687	1,700
Amortization of Acquired Intangibles	218	239	239
Gain on Sale of Real Estate (Note 1)	—	—	(2,208)

Income from operations	1,746	918	1,609
Interest Income	81	2	3
Interest Expense	(22)	(58)	(208)

Income before (benefit from) provision for income taxes	1,805	862	1,404
(Benefit from) Provision for Income Taxes (Note 4)	(1,469)	188	831

Net income	$3,274	$674	$573

Basic Earnings per Share (Note 6)	$1.74	$.49	$.41

Diluted Earnings per Share (Note 6)	$1.60	$.47	$.41

Weighted Average Number of Shares Outstanding (Note 6)	1,635,429	1,384,466	1,383,082

Weighted Average Number of Shares Outstanding, assuming dilution (Note 6)	1,814,467	1,441,730	1,388,796

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at cost		Total Stockholders’ Investment
	Number of Shares	$0.06 2/3 Par Value			Number of Shares	Amount
Balance, September 30, 2002	1,652,831	$110	$1,569	$3,154	269,749	$(631)	$4,202
Net income	—	—	—	573	—	—	573

Balance, September 30, 2003	1,652,831	110	1,569	3,727	269,749	(631)	4,775
Net income	—	—	—	674	—	—	674
Exercise of stock options	12,476	1	79	—	—	—	80

Balance, September 30, 2004	1,665,307	$111	$1,648	$4,401	269,749	$(631)	$5,529
Net income	—	—	—	3,274	—	—	3,274
Sale of treasury stock	—	—	—		(104)	1	1
Exercise of stock options	54,449	4	277	—	—	—	281
Tax benefit from stock options exercised	—	—	118	—	—	—	118
Sale of common stock, net	655,760	44	7,641	—	—	—	7,685

Balance, September 30, 2005	2,375,516	$159	$9,684	$7,675	269,645	$(630)	$16,888

The accompanying notes are an integral part of these consolidated financial statements.

BENTHOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$3,274	$674	$573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	—	(2,208)
Depreciation and amortization	694	883	837
Tax benefit from stock options exercised	118	—	—
Deferred income taxes	(1,900)	—	1,500
Changes in assets and liabilities:
Accounts receivable	81	(1,030)	336
Inventories	(1,129)	(201)	(676)
Refundable Income taxes	—	—	393
Prepaid expenses and other current assets	6	(15)	(5)
Accounts payable and accrued expenses	872	(546)	(48)
Customer deposits and deferred revenue	4	41	(279)

Net cash provided by (used in) operating activities	2,020	(194)	423

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(187)	(120)	209
Other investing activities, net	—	—	330
Proceeds from sale of real estate, net	—	1,150	1,231

Net cash (used in) provided by investing activities	(187)	1,030	1,770

Cash Flows from Financing Activities:
Payments of long-term debt	(535)	(879)	(1,665)
Line of credit	—	—	(400)
Proceeds from sale of treasury stock to ESOP	1	—	—
Proceeds from exercise of stock options	281	80	—
Proceeds from issuance of common stock, net	7,685	—	—

Net cash provided by (used in) financing activities	7,432	(799)	(2,065)

Net Increase in Cash and Cash Equivalents	9,265	37	128
Cash and Cash Equivalents, beginning of year	241	204	76

Cash and Cash Equivalents, end of year	$9,506	$241	$204

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$23	$62	$210

Income taxes paid (refunded) during the year, net	$229	$77	$(774)

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of inventory to property, plant, and equipment as demonstration equipment	$1,006	$937	$1,170

Sale of real estate for note and other receivable	$—	$—	$1,150

Retirement of fixed assets	$90	$—	$—

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

On September 29, 2003, the Company completed the sale of two parcels of real estate in Falmouth Massachusetts, called the South Side and the North Side parcels, for a total sales price of $2,500. The real estate had a net book value of approximately $171 that resulted in a gain of $2,208. The gross proceeds of $1,300 for the South Side parcel were received on September 30, 2003. The Company used $650 of these proceeds to repay a portion of the principal on a term loan (see Note 3). The proceeds, net of $50 of commissions, for the North Side parcel were $1,150. The Company received these proceeds in October 2003. The Company used $600 of these proceeds to repay an additional portion of the principal on a term loan (see Note 3).

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying notes to the consolidated financial statements.

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Benthos International, Inc. (a foreign sales corporation that was dissolved in April 2005), Leumas LLC (a single member limited liability company), and Evets LLC (a single member limited liability company). All material intercompany transactions and balances have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowance for doubtful accounts, inventory valuation, and warranty reserves. Management’s estimates are based on facts and circumstances available at the time that the estimates are made, past historical experience, risk of loss, general economic conditions and trends and management’s assessment of the probable future outcome of these matters. Actual results could differ from those estimates.

(c)  Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(d)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of obsolescence reserves. Work-in-process and finished goods inventories include materials, labor and overhead. Inventories consist of the following at September 30, 2005 and 2004:

	2005	2004
Raw materials	$263	$235
Work-in-process	3,523	2,806
Finished goods	57	108

	$3,843	$3,149

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

Depreciation expense for the years ended September 30, 2005, 2004 and 2003 was approximately $457, $626 and $583, respectively.

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

Intangible assets subject to amortization consist of developed technology purchased in the acquisition of the assets of Datasonics, Inc. in August of 1999. The developed technology has an estimated useful life of 6 years and is recorded in acquired intangible assets. The amortization of this asset was completed during fiscal year 2005.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(g)  Goodwill

The Company accounts for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill, as well as certain other intangible assets determined to have indefinite lives, are no longer amortized; instead, these assets are tested for impairment at least annually.

The Company performed its annual impairment test of the goodwill allocated to the Undersea Systems reporting unit as of September 30, 2005 and 2004 and determined that there was no impairment at those times.

(h)  Revenue Recognition

Revenue is recognized when products are shipped to customers, provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable, pursuant to the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104. The Company generally enters into arrangements for multiple deliverables when it contracts to deliver a product along with providing installation services. The Company follows Emerging Issues Task Force (“EITF”), Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Based on the criteria contained in EITF No. 00-21, the Company has determined that the deliverables are separable into units of accounting. Revenue is allocated based on the relative fair values of the individual units of accounting, and the Company generally recognizes revenue from each of these units as each unit is delivered or performed. A general right of return or cancellation does not exist once the product is delivered to the customer. Amounts received from customers for future delivery are shown as customer deposits in the accompanying consolidated balance sheets. The Company accounts for shipping and handling fees passed on to customers as sales, and the Company records the corresponding costs as cost of sales.

(i)  Concentration of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In fiscal year 2005, two customers of the Undersea Systems Division accounted for $4,732 (20%) and $2,791 (12%), respectively of net sales. In fiscal year 2004, two customers of the Undersea Systems Division accounted for $2,534 (13%) and $2,491(13%), respectively, of net sales. In fiscal year 2003, there were no customers who accounted for more than 10% of net sales. As of September 30, 2005, two customers accounted for 22% and 14%, respectively, of accounts receivable. As of September 30, 2004, two customers accounted for 21% and 17%, respectively, of accounts receivable. As of September 30, 2003, no customers accounted for more than 10% of accounts receivable.

The Company reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectable. The Company does not require collateral from customers. The Company includes any accounts receivable balances that are determined to be uncollectable, along with a general reserve based on historical collection experience, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts is adequate. However, actual write-offs may exceed the recorded allowance.

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

The carrying amount of the term loan approximates fair market value as the loan bears interest at the current market rate. The term loan was paid in full in July 2005.

(l)  Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company will adopt this pronouncement on October 1, 2005 and does not expect the adoption will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The Company is required to adopt the provisions of SFAS 123 (R) as of the beginning of its second fiscal quarter of 2006, beginning January 1, 2006. This statement establishes standards for, and requires the recognition of the cost of employment-related services settled in share-based payment. The Company is currently evaluating the impact of adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“ APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Company will adopt this pronouncement on October 1, 2005 and does not expect the adoption will have a material impact on its financial condition or results of operations.

(m)  Comprehensive Income

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

Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123 and 148, pro forma net income and net income per share would have been the following:

	September 30,
	2005	2004	2003
Net income—
As reported	$3,274	$674	$573
Pro forma	3,227	511	429

Basic earnings per share—
As reported	$1.74	$.49	$.41
Pro forma	1.72	.37	.31

Diluted earnings per share—
As reported	$1.60	$.47	$.41
Pro forma	1.58	.35	.31

The underlying assumptions used by the Company using the Black-Scholes option pricing model for fiscal years 2005, 2004, and 2003 are as follows:

	September 30,
	2005	2004	2003
Risk-free interest rate	3.78%	3.86%	3.56%
Expected dividend yield	—	—	—
Expected life (in years)	7	7	7
Expected volatility	71%	60%	40%

The weighted average fair value of options granted during the years ended September 30, 2005, 2004 and 2003 under these plans is $8.61, $3.63 and $1.93, respectively.

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

(q)  Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising costs were $108, $104 and $133 for the years ended September 30, 2005, 2004, and 2003, respectively.

(r)  Warranties

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

(2)    Line of Credit

As of September 30, 2005, the Company has a $1,500 line of credit with a bank expiring on January 31, 2006. No amounts were outstanding under this line of credit at September 30, 2005. Borrowings under this agreement are payable on demand and bear interest at the Wall Street Journal’s reported prime rate (6.75% at September 30, 2005) less 0.5%. The line of credit is secured by substantially all of the assets of the Company. The Company is required to maintain certain covenants, including debt service coverage. The Company was in compliance with all of the covenants at September 30, 2005.

(3)    Note Payable

The Company had a note payable with a bank that was paid in full in July 2005. This note was secured by substantially all of the assets of the Company. The Company was required to meet certain covenants, including debt service coverage. The Company was in compliance with all of these covenants at September 30, 2005. The note was payable in monthly installments of $23 and was due to be paid off in August 2006. The interest rate on the note was the Wall Street Journal reported prime rate plus 0.75%.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(4)    Income Taxes

The components of the (benefit from) provision for income taxes for each of the three years ended September 30, 2005 are as follows:

	September 30,
	2005	2004	2003
Federal—
Current	$427	$171	$—
Deferred	90	(121)	477

	517	50	477

State—
Current	4	17	—
Deferred	10	(81)	215

	14	(64)	215
(Decrease) increase in valuation allowance	(2,000)	202	139

	$(1,469)	$188	$831

Income tax benefits attributable to employee stock option transactions of $118 for the year ended September 30, 2005 were included in Capital in Excess of Par Value in the Consolidated Balance Sheets.

The Company’s effective tax rate differed from the statutory rate for the reasons set forth below:

	September 30,
	2005	2004	2003
Federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal tax benefit	2.27	2.00	4.70
Tax benefit of foreign sales	(0.73)	(1.20)	(0.36)
Tax credits	(6.48)	(34.90)	(0.00)
Change in valuation allowance	(110.76)	23.00	25.00
Permanent differences	0.38	(1.10)	0.85
Elimination of tax contingency reserves	—	—	(5.00)

Effective tax rate	(81.32)%	21.80%	59.19%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	September 30,
	2005	2004
Deferred Tax Assets:
Acquisition related intangibles	$169	$221
Inventory reserves	791	627
Tax credits and net operating losses	510	608
Other nondeductible reserves and accruals	430	544
Valuation allowance	—	(2,000)

Deferred tax asset	$1,900	$—

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. As of September 30, 2005, the Company has no valuation allowance against its deferred tax asset. The Company believes it is more likely than not that the deferred tax asset at September 30, 2005, will be fully utilized against future income taxes based on its recent and anticipated profitable operations. During the years ended September 30, 2005 and 2004, the Company decreased its valuation reserve by $2,000 and increased it by $202, respectively. The Company has state tax credits of approximately $285 that begin to expire in 2016 and state net operating losses of approximately $2,560 that expire at various dates through 2008.

(5)    Employee Benefit Plans

(a)  Stock Option Plans

The Company has granted to certain directors nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares at the date of grant. The options are exercisable ratably over a three-year period, commencing one year from the date of grant, and expire not more than ten years from the date of grant. At September 30, 2005, 150,000 shares of common stock were reserved for issuance upon exercise of the nonqualified stock options. At September 30, 2005, 31,500 shares were available for future grant.

The Company’s 1990 and 2000 Stock Option Plans (the Employee Plans) each authorize 300,000 shares of the Company’s common stock for issuance. The Employee Plans are administered by the Compensation and Stock Option Committee of the Board of Directors and provide for the granting of incentive stock options and nonqualified stock options. The options are exercisable ratably over a four-year period, commencing one year from the date of grant, and expire not more than ten years from the date of grant. The purchase price applicable to incentive stock options granted may not be less than the fair market value of the shares at the date of grant. At September 30, 2005, 43,825 shares were available for future grant. Stock option activity is summarized as follows:

	Employee Options		Director Options
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding, September 30, 2002	245,125	$6.67	121,500	$8.47
Granted	70,000	4.20	6,000	2.86
Terminated	(38,450)	7.09	(15,000)	6.44

Outstanding, September 30, 2003	276,675	5.99	112,500	8.44
Granted	36,100	5.82	6,000	5.48
Terminated	(11,274)	5.22	—	—
Exercised	(12,476)	6.41	—	—

Outstanding, September 30, 2004	289,025	5.98	118,500	8.29
Granted	5,000	12.35	—	—
Terminated	(950)	5.81	—	—
Exercised	(54,449)	5.16	—	—

Outstanding, September 30, 2005	238,626	$6.30	118,500	$8.29

Exercisable, September 30, 2005	176,426	$6.60	112,500	$8.48

Exercisable, September 30, 2004	183,625	$6.63	99,667	$9.07

Exercisable, September 30, 2003	140,425	$7.12	88,833	$9.74

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The range of exercise prices for options outstanding and options exercisable at September 30, 2005 for the Employee Plans is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.65	11,500	7.5	$2.65	4,000	$2.65
$ 3.78	4,250	6.3	3.78	1,250	3.78
$ 4.62— 4.92	36,000	7.2	4.63	14,000	4.63
$ 5.00— 5.84	116,925	6.2	5.23	92,225	5.07
$ 6.25	10,351	3.3	6.25	10,351	6.25
$ 8.00— 8.75	30,600	4.4	8.32	30,600	8.32
$10.17—11.50	19,500	1.3	11.22	19,500	11.22
$12.35	5,000	9.7	12.35	—	—
$17.54	4,500	2.1	17.54	4,500	17.54

	238,626	5.7	$6.30	176,426	$6.60

The range of exercise prices for options outstanding and options exercisable at September 30, 2005 for director stock options is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.86	6,000	7.3	$2.86	4,000	$2.86
$ 3.78	26,500	6.3	3.78	26,500	3.78
$ 5.48	6,000	8.4	5.48	2,000	5.48
$ 8.00— 8.50	50,000	4.1	8.35	50,000	8.35
$13.38—14.25	30,000	2.4	13.81	30,000	13.81

	118,500	4.6	$8.29	112,500	$8.48

(b)  Employee Stock Ownership Plan

The Company had an Employee Stock Ownership Plan (ESOP) covering all eligible employees, as defined. Contributions to the plan were made at the discretion of the Board and, in an amount determined by the Board, provided that the total amount contributed for any plan year did not exceed the maximum amount allowable by the Internal Revenue Code (IRC). These contributions vested to a participant’s account over five years based on completed service, as defined. In fiscal year 2005, he Company contributed $1 to the ESOP for distributions related to the termination of the plan, which occurred in fiscal year 2005. There were no provisions for contributions for the years ended September 30, 2004 or 2003.

(c)  401(k) Retirement Plan

The Company has a 401(k) retirement plan covering all eligible employees, as defined. Contributions to the plan are made at the discretion of the Board and in an amount determined by the Board, provided that the total amount contributed for any plan year does not exceed the maximum amount allowable by

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

the IRC. These contributions vest to a participant’s account over five years based on completed service, as defined. Additionally, each participant may elect to contribute up to 100% of his or her compensation for the plan year, but not more than $14,000 (for calendar year 2005), to the plan. There were no provisions for discretionary contributions for the years ended September 30, 2005, 2004, and 2003. The Company made matching contributions to the plan of $123, $108, or $98 for the years ended September 30, 2005, 2004, and 2003, respectively.

(d)  Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan for the benefit of certain management and highly compensated executive employees. Under the plan, participants may elect to defer a portion of their compensation paid by the Company for supplemental retirement benefits. The Company also established the Supplemental Executive Retirement Trust (the Trust Fund) and shall regularly transfer to the Trust Fund amounts equal to the elective deferrals made by participants under the plan. No such elective deferrals have been made by participants for the three years ended September 30, 2005, 2004, or 2003.

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

A reconciliation of basic and diluted shares outstanding is as follows:

	Year Ended September 30,
	2005	2004	2003
Weighted average common shares outstanding	1,635,429	1,384,466	1,383,082
Effect of dilutive securities	179,038	57,264	5,714

Weighted average common shares outstanding, assuming dilution	1,814,467	1,441,730	1,388,796

For the years ended September 30, 2005, 2004 and 2003, 22,000, 140,375 and 340,107 weighted average options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

(7)    Contingent Obligations

(a)  Employment and Noncompetition Agreements

The Company had an employment and noncompetition agreement, as amended, with a director/stockholder. In connection with the employment agreement, the Company had agreed to provide a $1,500 split-dollar life insurance policy on the director/stockholder. In 2003, as a result of provisions of the Sarbanes-Oxley Act, the employment agreement was amended to remove the requirement that the Company provide the split-dollar life insurance policy. The existing split-dollar life insurance was surrendered in August 2003 and the Company received proceeds of $457 which was its approximate carrying value.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Compensation expense of approximately $60, $85 and $103 related to this agreement is included in the accompanying 2005, 2004 and 2003 consolidated statements of operations, respectively.

The Company also has employment agreements with its CEO, CFO, and Vice President, General Manager, Package Inspection Systems Division, Vice President, Sales and Marketing, Undersea Systems Division, Vice-President Manufacturing and Purchasing, and its Controller. These agreements are for two-year periods and provide for minimum salary during their term and a Company severance obligation should the employee be terminated without cause.

(b)  Risk of Competition

Under the Company’s arrangement with Sercel, Inc., the Company currently has a non-exclusive worldwide license to use certain technology owned by Sercel that allows the Company to manufacture its GeoPoint hydrophones. During the first three years of the license, the Company had the exclusive right to manufacture the hydrophones using the licensed technology. Several years ago, the license converted from an exclusive license to a non-exclusive license. The term of the license has expired, but the Company, as licensee, has the right to continue to use the licensed technology to make, distribute, use and sell the licensed product. Subject to the Company’s retained right, Sercel as the owner of the licensed technology, also has the right to use the licensed technology to make, distribute, use and sell the licensed product. Sercel is one of the Company’s largest customers (approximately 20% and 13%, respectively, of net sales in fiscal 2005 and 2004), and substantially all of the Company’s revenues from Sercel consist of sales of hydrophones. Due to the current high level of activity in the oil and gas exploration industry, Sercel has advised the Company that it has developed a second source of supply for GeoPoint hydrophones. As a result of Sercel having developed an alternative source of GeoPoint hydrophone production, some or all of the Company’s GeoPoint hydrophone sales to Sercel could be replaced by the new source. If Sercel discontinued purchasing GeoPoint hydrophones from us, the Company’s sales would decline to the extent that the Company were unable to replace such sales to Sercel with sales to other customers.

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(8)    Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company views its operations and manages its business as two segments, Undersea Systems and Package Inspection Systems, as being strategic business units that offer different products. Operating segments are identified as components of an enterprise, about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is a combination of the president, the chief financial officer and other operating officers. The Company evaluates the performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

	Year Ended September 30,
	2005	2004	2003
Sales to unaffiliated customers:
Undersea systems	$15,388	$12,966	$9,699
Package inspection systems	8,707	6,884	7,325

Total	$24,095	$19,850	$17,024

Gross Profit:
Undersea systems	$6,080	$5,117	$3,429
Package inspection systems	4,498	2,945	2,867

Total	$10,578	$8,062	$6,296

Income (loss) from operations:
Undersea systems	$1,067	$923	$(473)
Package inspection systems	679	(5)	(126)
Corporate	—	—	2,208

Total	$1,746	$918	$1,609

Identifiable assets:
Undersea systems	$6,375	$6,460	$5,411
Package inspection systems	2,383	1,740	2,247
Corporate assets	12,083	941	2,112

Total	$20,841	$9,141	$9,770

Depreciation:
Undersea systems	$213	$251	$315
Package inspection systems	146	315	227
Corporate assets	98	60	41

Total	$457	$626	$583

Tax (benefit) expense:
Undersea systems	$314	$201	$(142)
Package inspection systems	200	(1)	(38)
Corporate assets	(1,983)	(12)	1,011

Total	$(1,469)	$188	$831

Purchases (sales) of fixed assets:
Undersea systems	$54	$81	$50
Package inspection systems	20	17	(374)
Corporate assets	113	22	115

Total	$187	$120	$(209)

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The net sales of each product line of the Undersea Systems Division were:

Underwater Acoustics	$5,910	$5,662	$5,089
Geophysical Exploration Equipment	6,753	4,544	3,315
Other Undersea Products	2,725	2,760	1,295

Total	$15,388	$12,966	$9,699

The Package Inspection Systems Division has only one product line.

Net sales by geographic area for the years ended September 30, 2005, 2004 and 2003 were:

Geographic Area	2005	2004	2003
United States	$12,087	$10,202	$11,870
France	4,496	2,296	607
Germany	747	944	316
South Korea	743	1,301	365
Other	6,022	5,107	3,866

	$24,095	$19,850	$17,024

Other than presented above, no one country represented more than 10% of net sales in any of the last three fiscal years.

(9)    Certain Balance Sheet Accounts

(a)  Accrued Expenses

Accrued expenses consist of the following at September 30, 2005 and 2004:

	2005	2004
Accrued salary and related expenses	$1,055	$564
Accrued warranty	185	200
Accrued income taxes	295	211
Other accrued expenses	649	583

	$2,184	$1,558

(b)   Accounts Receivable Reserve

The	changes in the accounts receivable reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2003	$365	$(98)	$32	$235
2004	235	65	9	291
2005	291	(35)	18	238

BENTHOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(c)  Warranty Reserve

The changes in the warranty reserve are as follows:

For the year ended September 30,	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2003	$250	$107	$157	$200
2004	200	141	141	200
2005	200	143	158	185

During fiscal year 2003, the Company reversed approximately $50 of a warranty reserve related to an older model hydrophone. The reduction in warranty reserve in that year was the result of a lower return rate and lower repair and replacement costs for this issue related to the older model hydrophone.

(10)    Subsequent Event

On November 2, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of November 1, 2005 (the “Merger Agreement”) with Teledyne Technologies Incorporated, a Delaware corporation (“Teledyne”), and Boat Merger Sub Inc., a Massachusetts corporation wholly-owned by Teledyne (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.06 2/3 per share, of the Company (the “Shares”), other than any Shares owned by the Company, Teledyne, or any wholly-owned subsidiary of either, will be converted into the right to receive $17.50 in cash, without interest. Each outstanding option to purchase common stock of the Company (whether vested or unvested) will be converted into the right to receive an amount in cash equal to the excess, if any, of $17.50 over the exercise price of such option, without interest, less any required withholding taxes. The Merger is conditioned, among other things, on the approval of the Merger Agreement by the shareholders of the Company and certain other customary conditions.

EXHIBIT INDEX

BENTHOS, INC.

Exhibit No.	Description

2.1	Agreement and Plan of Merger with Teledyne Technologies Incorporated (21)

3.1	Restated Articles of Organization (1)

3.2	Articles of Amendment dated April 28, 1997 (2)

3.3	Articles of Amendment dated April 20, 1998 (5)

3.4	By-Laws (1)

3.5	By-Law Amendments adopted January 23, 1998 (4)

10.1	Employment Contract with Samuel O. Raymond (1)

10.2	Third Amendment to Employment Contract with Samuel O. Raymond (2)

10.3	Fourth Amendment to Employment Agreement with Samuel O. Raymond (14)

10.4	Amended and Restated Employment Agreement with Ronald L. Marsiglio (17)

10.5	Amended and Restated Employment Agreement with Francis E. Dunne, Jr. (17)

10.6	Amended and Restated Employment Agreement with James R. Kearbey (17)

10.7	Employment Agreement between the Company and Francois Leroy (17)

10.8	Employment Agreement between the Company and Richard B. Martin (19)

10.9	Benthos, Inc. Fiscal Year 2005 Incentive Compensation Matrix (17)

10.10	Benthos, Inc. Fiscal Year 2006 Incentive Compensation Plan (22)

10.11	Employee Stock Ownership Plan (1)

10.12	First Amendment to Employee Stock Ownership Plan (2)

10.13	Second Amendment to Employee Stock Ownership Plan (7)

10.14	Third Amendment to Employee Stock Ownership Plan (7)

10.15	Fourth Amendment to Employee Stock Ownership Plan (9)

10.16	Fifth Amendment to Employee Stock Ownership Plan (9)

10.17	Amendment to Benthos, Inc. Employee Stock Ownership Plan dated July 19, 2004 (16)

10.18	Benthos, Inc. Employee Stock Ownership Plan as Amended and Restated Effective as of October 1, 2002 (12)

10.19	Benthos, Inc. 401(k) Retirement Plan dated March 2004 (15)

10.20	Supplemental Executive Retirement Plan (1)

10.21	1990 Stock Option Plan (1)

10.22	1994 Stock Option Plan for Non-Employee Directors (1)

10.23	1998 Non-Employee Directors’ Stock Option Plan (4)

10.24	Benthos, Inc. 2000 Stock Incentive Plan (8)

10.25	Credit Agreement between the Company and Cape Cod Bank and Trust Company dated August 18, 1999 (7)

10.26	First Amendment to Credit Agreement dated March 23, 2001 (10)

10.27	Second Amendment to Credit Agreement dated December 12, 2001 (11)

10.28	Third Amendment to Credit Agreement dated January 29, 2003 (13)

10.29	Fourth Amendment to Credit Agreement dated November 3, 2003 (14)

Exhibit No.	Description

10.30	Fifth Amendment to Credit Agreement dated January 7, 2004 (15)

10.31	Sixth Amendment to Credit Agreement dated December 20, 2004 (18)

10.32	Seventh Amendment to Credit Agreement dated July 8, 2005 (20)

10.33	License Agreement between the Company and Optikos Corporation dated July 29, 1997 (3)

10.34	Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated December 5, 1996 (6)

10.35	Amendment Number 1 to Hydrophone License Agreement between the Company and Sercel, Inc. (formerly Syntron, Inc.) dated September 11, 1998 (6)

10.36	Agreement among the Company, Samuel O. Raymond and the Samuel O. Raymond 1996 Irrevocable Insurance Trust dated July 24, 2003 (14)

10.37	License Agreement with Simon Fraser University dated September 1, 2000 (15)

10.38	Amendment No. 1 to Simon Fraser License Agreement dated March 15, 2004 (15)

10.39	Contract with University of Wisconsin-Madison (15)

10.40	License Agreement with Woods Hole Oceanographic Institution dated as of August 18, 2004 (16)

21	Subsidiaries of the Registrant (12)

23	Consent of BDO Seidman, LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 17, 1996 (File No. 0-29024) and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 1997 (File No. 0-29024) and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 1997 (File No. 0-29024) and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1997 (File No. 0-29024) and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1998 (File No. 0-29024) and incorporated herein by this reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-29024) and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Registrant’s definitive proxy statement filed on Schedule 14A on or about January 18, 2000 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (File No. 0-29024) and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 (File No. 0-29024) and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (File No. 0-29024) and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (File No. 0-29024) and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 0-29024) and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (File No. 0-29024) and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 0-29024) and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about January 24, 2005 (File No. 0-29024) and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 (File No. 0-29024) and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about June 30, 2005 (File No. 0-29024) and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about July 8, 2005 (File No. 0-29024) and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about November 4, 2005 (File No. 0-29024) and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on or about December 8, 2005 (File No. 0-29024) and incorporated herein by this reference.